Form 10-Q
period 1995-05-31
ELECTRO CATHETER CORP
filed 1995-07-14
CIK 32120

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-Q
    X
- - - - ----------           QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended May 31, 1995

- - - - ----------           TRANSITION REPORT PURSUANT TO SECTION 13 OR
                     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     Commission File No. 0-7578

                          ELECTRO-CATHETER CORPORATION
             (Exact name of the Registrant as specified in Charter)

     New Jersey                                              22-1733406
(State of Incorporation)                            (I.R.S. Employer ID Number)

                  2100 Felver Court, Rahway, New Jersey 07065
              (Address of Principal Executive Offices) (Zip Code)

          Registrant's Telephone No. including Area Code: 908-382-5600



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes X                              No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

6,336,300 shares of Common stock, $.10 par value as of July 10, 1995.

                          ELECTRO-CATHETER CORPORATION


                               TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                          PAGE


Item 1.         Financial Statements (Unaudited):


                Condensed Comparative Balance Sheets
                    May 31, 1995 and August 31, 1994                    1


                Condensed Comparative Statements of Operations -
                    Three and Nine Months Ended May 31, 1995
                    and May 31, 1994                                    2


                Condensed Comparative Statements of Cash Flows -
                    Nine Months Ended May 31, 1995 and
                    May 31, 1994                                        3

                Notes to Condensed Financial Statements                 4


                Management's Discussion and Analysis of Financial
                    Condition and Results of Operations               5 - 7

PART II. OTHER INFORMATION

                Not Applicable

                Signatures                                             7

                          ELECTRO-CATHETER CORPORATION

                      CONDENSED COMPARATIVE BALANCE SHEETS
                                  (Unaudited)
                        May 31, 1995 and August 31, 1994

                                                                                                May 31,                   August 31,
                                                                                                 1995                         1994
                                                                                           ------------                 ------------

   ASSETS
Current assets:
  Cash and cash equivalents                                                             $      217,597                  $   376,388
  Accounts receivable, net                                                                   1,128,290                    1,064,774
  Inventories
   Finished goods                                                      829,120                              805,120
   Work-in-process                                                     678,535                              512,525
   Materials and supplies                                              534,701                              485,645
                                                                    -----------                          -----------
   Total inventories                                                                         2,042,356                    1,803,290
     Prepaid expenses and
         other current assets                                                                   51,121                      139,779
                                                                                          ------------                  ------------

   Total current assets                                                                      3,439,364                    3,384,231

Property, plant and equipment, net                                                             630,224                      723,750
Other assets, net                                                                              199,745                      162,432
                                                                                          ------------                  -----------

Total assets                                                                                 4,269,333                    4,270,413
                                                                                          ============                 ============

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current installments of subordinated
          debentures due to T-Partnership                                                      180,000                         --
   Current installments of long-term debt                                                       17,742                       18,196
   Accounts payable and accrued expenses                                                     1,019,207                    1,004,182
                                                                                          ------------                 ------------

Total current liabilities                                                                    1,216,949                    1,022,378

Subordinated debentures due to
          T-Partnership, excluding current
          installments                                                                         695,000                      625,000
Long-term debt, excluding current
          installments                                                                            --                         13,043
                                                                                          ------------                  -----------

Total liabilities                                                                            1,911,949                    1,660,421
                                                                                          ------------                 ------------

Stockholders' equity:
   Common stock                                                                                633,630                      576,232
   Additional paid-in capital                                                               10,565,298                   10,106,647
   Accumulated deficit                                                                      (8,841,544)                  (8,072,887)
                                                                                           ------------                  ----------

  Total stockholders' equity                                                                 2,357,384                    2,609,992

  Total liabilities and stockholders'
     equity                                                                               $  4,269,333                 $  4,270,413
                                                                                          ============                 ============


See accompanying notes to condensed financial statements.

                          ELECTRO-CATHETER CORPORATION

                 CONDENSED COMPARATIVE STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                              Three Months Ended             Nine Months Ended
                                                                    May 31,                       May 31,

                                                            1995            1994           1995             1994
                                                            ----            ----           ----             ----


Net sales                                            $ 1,774,495     $ 1,823,681     $ 5,274,631     $ 5,309,162

Cost of goods sold                                       921,956       1,033,283       2,845,558       3,013,297
                                                     -----------     -----------     -----------       ---------

        Gross profit                                     852,539         790,398       2,429,073       2,295,865

Operating expenses:
    Selling, general and administrative                  964,244         924,308       2,461,947       2,564,248
    Research and development                             230,996         305,726         654,183         960,253


Operating loss                                          (342,701)       (439,636)       (687,057)     (1,228,636)

Other income (expenses):
    Interest income                                        1,244             147           3,844           1,997
    Interest expense                                     (28,246)        (33,817)        (85,444)        (56,088)
                                                      -----------     -----------     -----------       ---------

        Net loss                                     $  (369,703)    $  (473,306)    $  (768,657)    $(1,282,727)
                                                      ===========     ===========       =========     ==========
Net loss per common share                            $     (0.06)    $     (0.08)    $     (0.13)    $     (0.23)
                                                      ===========     ===========       =========      ==========

Dividends per share                                      None            None            None                None

Weighted average shares outstanding                    6,078,011       5,712,149       5,934,517       5,700,473


See accompanying notes to condensed financial statements.

                          ELECTRO-CATHETER CORPORATION

                 CONDENSED COMPARATIVE STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                         Nine Months Ended
                                                               May 31,
                                                           1995            1994
                                                           ----            ----
 Increase (decrease) in cash:
 Cash flows from operating activities:
    Cash received from customers                   $  5,211,115    $  5,299,319
    Cash paid to vendors and employees               (6,017,760)     (5,793,847)
    Interest received                                     3,844           2,852
    Interest paid                                       (84,111)        (31,594)
                                                   ------------    ------------

    Net cash used in operating activities              (886,912)       (523,270)

Cash flows from investing activities:
    Cash purchases of property, plant and
       equipment                                        (10,681)        (46,936)
                                                   ------------    ------------

Net cash used in investing activities                   (10,681)        (46,936)
                                                   ------------    ------------

Cash flows from financing activities:
    Proceeds from the issuance of stock                 500,063            --
    Proceeds from exercise of stock options                --            24,512
    Proceeds from Stock Purchase Plan                     2,236          15,731
    Proceeds from loan on officer's life
       insurance policy                                    --           100,000
    Proceeds from loan from and issuance
       of warrants to T-Partnership                     250,000         625,000
    Repayment of debt                                   (13,497)       (238,098)
                                                   ------------    ------------
    Net cash provided by (used in)
           financing activities                         738,802         527,145

Net decrease in cash                                   (158,791)        (43,061)
Cash at beginning of period                             376,388         424,912
                                                   ------------    ------------
Cash at end of period                                   217,597         381,851
                                                   ============    ============

Net loss                                           $   (768,657)   $ (1,282,727)
    Adjustments:
       Depreciation                                     104,207         104,704
       Amortization                                       9,298          15,409

    Changes in assets and liabilities:
       Increase in accounts receivable, net             (63,516)         (9,843)
       Increase (decrease) in inventories              (239,066)        556,252
       Decrease in prepaid expenses and
           other current assets                          88,658          88,106
      Increase in other assets                          (32,861)         (5,183)
       Increase in accounts payable
           and accrued expenses                          15,025          10,012
                                                   ------------    ------------

Net cash used in operating activities              $   (886,912)    $  (523,270)
                                                   ============    ============

See accompanying notes to condensed financial statements.

                          ELECTRO-CATHETER CORPORATION

                    NOTES TO CONDENSED FINANCIAL STATEMENTS





Note 1  Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of Electro-Catheter Corporation as of May 31, 1995, the statements of operations for the three and nine months ended May 31, 1995 and May 31, 1994 and statements of cash flows for the nine months ended May 31, 1995 and May 31, 1994, but are not necessarily indicative of the results to be expected for the full year.

     These statements should be read in conjunction with the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended August 31, 1994.

Note 2 Contingency

     During the third quarter of fiscal year 1995 the Company received approval on four of its five outstanding 510(k) pre-market notification applications. The Company has supplied all the necessary information on the remaining 510(k) and hopes to obtain approval in the next few months. The Company believes that it is in compliance with GMP and that all issues with the FDA have been satisfactorily resolved.

Note 3 Long-Term Debt

     During June 1995, the Company borrowed $25,000 against the cash surrender value of the life insurance policy of the Chairman of the Company. Interest on the loan is 6% per year.

     During July 1995, the Company borrowed the final $125,000 available under the agreement with the T-Partnership and issued additional warrants to purchase 20,833 shares of the Company's common stock at an exercise price of $3.25 per share.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Results of Operations

     Net sales for the three and nine months ended May 31, 1995 decreased $49,186 (2.7%) and $34,531 (0.7%), respectively, as compared to the three and nine months ended May 31, 1994. Total domestic sales decreased $187,456 (12.9%) and $276,989 (6.7%) for the same three and nine month periods, respectively. International sales increased $138,270 (36.9%) and $242,458 (20.3%) for the three and nine months ended May 31, 1995 as compared to the same periods in the prior year. The decline in domestic sales is predominantly attributed to a decline in the volume of business from the Company's sole domestic distributor. The decrease in domestic sales was partially offset by shipments to an OEM customer of a special-design catheter to be used in its clinical trials for its own product. There is no assurance that the sales to the OEM customer will continue. The increase in international sales is attributed to an increase in sales of certain of the Company's traditional and electrophysiology products.

     The Company terminated its agreement with its sole domestic distributor as of May 31, 1995, pursuant to the terms of the agreement. The Company currently sells in this territory by means of direct sales representatives. The Company, having changed to direct distribution, expects to retain the majority of the customers in this territory. As a result of this change, the Company's sales in this territory should show an increase as the selling prices will exclude the distributor discount. This change should also modestly improve the Company's gross profit. However, marketing and sales expenses will increase since the Company hired sales representatives in the territory to replace the distributor. The Company also intends to place additional emphasis on its pacing and monitoring products. However, the major focus will continue to be in the electrophysiology market.

     Gross profit dollars increased $62,141 (7.9%) and $133,208 (5.8%) for the three and nine months ended May 31, 1995 as compared to the three and nine months ended May 31, 1994. This increase is primarily attributed to the increase in operating yields. The gross profit percentages for the three and nine months ended May 31, 1995 were 48.0% and 46.1%, respectively, as compared to 43.3% and 43.2%, respectively, for the same period last year. Gross profit has been adversely affected by the Company's aggressive pricing policy.

     Selling, general and administrative expenses increased $39,936 (4.3%) for the three month period ended May 31, 1995 as compared to the same period last year. This increase is primarily attributed to a rise in selling expenses associated with the addition of new sales representatives to cover the territory previously represented by the former distributor, as well as higher convention expenses. This increase was partially offset by lower administrative salaries as a result of reduction in personnel, legal costs and consulting fees. Selling, general and administrative expenses decreased $102,301 (4.0%) for the nine month period ended May 31, 1995 as compared to the same period last year. This decrease is associated with lower administrative salaries as a result of a reduction in personnel, lower legal costs and consulting fees and expenses associated with the Company's Chief Executive Officer who retired on March 1, 1994. These decreases were partially offset by increased sales and marketing expenses associated with the hiring of a Director of Clinical Development and a National Sales Manager in addition to filling existing vacancies among the direct sales force.

     Research and development expenditures decreased $74,730 (24.4%) and $306,070 (31.9%) for the three and nine months ended May 31, 1995 as compared to the three and nine months ended May 31, 1994. The decrease is attributed to a reduction in personnel, decreased purchases of research and development materials and supplies and a reduction in support from manufacturing for new product development.

     Interest expense increased as a result of increased borrowings from the T Partnership and higher interest rates, including the amortization of warrants issued in conjunction with these borrowings.

     The net loss for the three months ended May 31, 1995 was $369,703 or $.06 per share as compared to a loss of $473,306 or $.08 per share for the three months ended May 31, 1994. The net loss for the nine months ended May 31, 1995 was $768,657 or $.13 per share as compared to a loss of $1,282,727 or $.23 per share for the nine months ended May 31, 1994.

     For matters  concerning  the  Company and the Food and Drug  Administration
(FDA) see note 2 to the condensed financial statements.

Liquidity and Capital Resources

     Working capital decreased $139,438 to $2,222,415 from August 31, 1994. The current ratio was 2.8 to 1 at May 31, 1995 as compared to 3.3 to 1 at August 31, 1994. Net cash used in operating activities was $886,912 for the first nine months of fiscal year 1995 as compared to $523,270 for the first nine months of 1994 as a result of the loss from operations and increases in accounts receivable and inventories. During the first nine months of 1995 the Company was able to satisfy its cash shortfall from operating activities with the borrowings from the T-Partnership and cash on hand.

     In March 1995 the Company received from the T-Partnership approximately $500,000 for the purchase of 571,500 shares of restricted common stock, $.10 par value, in a private placement at $.875 per share. In connection with this private placement, the Company also issued to the T-Partnership a warrant to purchase 83,344 shares of the Company's common stock at an exercise price of $1.425 per share. This warrant expires on February 23, 2000. Ervin Schoenblum, the Company's Acting President and director and Abraham H. Nechemie, another member of the Company's Board of Directors, are members of the T-Partnership.

     The Company believes that it has adequate working capital to fund ongoing operations for the remainder of the fiscal year, but lacks sufficient resources to fund planned growth in the Company's operations. The Company continues to re-evaluate its plans and adopt certain cost reduction measures. The Company is attempting to increase sales by examining and, where appropriate, modifying its distribution network, utilizing aggressive pricing and introducing new products to market.

     The Company's ability to continue with its current plans is contingent upon increasing cash flow from operations and obtaining additional financing.

     Inflation did not have a material impact on the results of the Company's operations for the nine months ended May 31, 1995.

Exhibits and Reports on Form 8-K

Exhibits

   None.

Reports on Form 8-K

    None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          ELECTRO-CATHETER CORPORATION



Date: July 14, 1995          /S/ Ervin Schoenblum
                             --------------------
                             Ervin Schoenblum
                             Acting President


Date: July 14, 1995         /S/ Joseph P. Macaluso
                            ----------------------
                           Joseph P. Macaluso
                           Chief Financial Officer