Form 10-K
period 1995-08-31
ELECTRO CATHETER CORP
filed 1995-12-13
CIK 32120

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                   FORM 10-K
 X
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                             For the fiscal year ended August 31, 1995.

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

        Registrant's Telephone Number including Area Code: 908-382-5600

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT
                                  Common Stock
                            $.10 par value per share

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                         Yes X                         No

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405).

     The aggregate market value of the Registrant's common stock, $.10 par value, held by non-affiliates as of November 17, 1995 is $1,697,854.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of November 17, 1995, the number of shares outstanding of the Registrant's common stock was 6,347,345 shares, $.10 par value.

                            Exhibits Index - Page 20

                                     PART I

Item 1.    Business

     Electro-Catheter Corporation (the "Company") is engaged in the business of developing, manufacturing and marketing products for hospitals and physicians. The majority of these products are utilized in connection with illnesses of the heart and circulatory system and make use of catheters and related devices. The Company has targeted electrophysiology as its focal area for future growth, but intends to maintain and develop products for the emergency care, cardiac surgery, invasive and non-invasive cardiology and invasive radiology markets.

     The Company operates in one business segment, but markets its products both nationally and internationally. Export sales were approximately $1,964,000 in 1995, $1,718,000 in 1994, and $2,164,000 in 1993, representing approximately
27%, 24%, and 27% of net sales for the years 1995, 1994 and 1993, respectively.

           Products

     The Company produces a wide range of catheter products intended to be utilized by doctors and other trained hospital personnel for diagnostic or therapeutic purposes. Catheters are hollow tubes that can be passed through veins, arteries and other anatomical passageways. The Company considers the market within which it sells its present and proposed products as a single industry segment.

     The selling prices for the products marketed by the Company typically range from thirty-five dollars to five hundred dollars.

          Electrophysiology Catheters

     The field of cardiac electrophysiology is one of the most rapidly growing areas of medical technology. During approximately the past ten years, the development of transcatheter diagnosis of the heart's conduction system and transcatheter correction of certain conduction dysfunctions have increasingly attracted the attention of cardiologists. The Company believes that its lengthy experience in pacing and mapping the heart's conduction system, as well as designing and manufacturing cardiovascular catheters, place the Company in position to take advantage of this developing market.

     Cardiac electrophysiology is the study of the electrical system of the heart. Cardiac electrophysiologists are concerned with electrical disorders in the heart, their etiology, diagnosis and treatment. The medical problems which cardiac electrophysiologists focus on are conduction problems of the heart, which include tachyarrhythmic episodes which can lead to sudden cardiac death.

          Diagnostic Catheters

     The Company's line of diagnostic catheters are made of flexible radiopaque materials which are visible in use through fluoroscopy. The catheters have a variety of tips, shapes and internal configurations and can be manipulated by an experienced physician through the anatomy to the desired location. Through the use of these catheters, electrophysiological data, pressure and flow readings and blood samples may be obtained. In addition, the Company's catheters may be utilized as conduits for the injection of radiopaque materials into the bloodstream to permit fluoroscopic observation of abnormalities in the vasculature.

     Diagnostic catheters are marketed under the following names: Baltherm(R) Flow Directed Balloon Catheters, Pacewedge(R) Balloon Guided Catheters and Balwedge(R) Catheters.

         Therapeutic Catheters

     The Company's therapeutic catheters are fabricated from a number of materials and frequently consist of an electrode-bearing tube. The tube is guided into the body and the electrode is delivered through the venous system to the heart where it is then used for pacing. This procedure involves the delivery to the heart muscle, from a source outside the body, of an electrical stimulus causing contractions like the natural heartbeat. Such pacing is necessary where there is a conduction blockage in the heart causing the heart to contract --"beat"-- at a slow or irregular rate.

     One of the therapeutic catheters manufactured by the Company is the Balectrode(R) Bipolar Pacing Probe. With this product, both the amount of manipulation of the catheter required to cause the stimulating electrode to be positioned in the proper location of the heart and the time required from the commencement of the procedure until it is completed, are substantially less than they would be if a non-balloon catheter were used as the delivery system.

     The therapeutic products usually are sold in kits containing the catheter, a placement needle, connectors and various other devices. These kits are sold under various names, including the following: Baltherm(R), Balectrode(R) Flow-Directed Temporary Pacing Kit, Silicore(R) Semi-Floating Pacing Kit and Multipace.

         Multi-Purpose Catheters

     Diagnostic and therapeutic catheters both have features or uses which, under certain circumstances, result in the combining of purposes. Further, the Company manufactures certain electrode-bearing catheters used to make electrical measurements within the heart and provide electrical stimulation for both therapeutic and diagnostic purposes.

         Transthoracic Pacing Stylet

     The Company has developed and patented a product for transthoracic pacing and intra-cardiac medication which it is marketing under the name PaceJector(R). The pacing electrode is delivered to the heart directly through the chest wall rather than through the veins. The technique of transthoracic pacing for emergency treatment of cardiac arrest and certain types of life-threatening heart rhythms was pioneered by the Company.

         Drainage Catheters

     Although the Company's principal activities have been in the cardiovascular area, it currently is manufacturing and marketing the Elecath(R) One Step(TM) Fluid Drainage System which is used for draining fluid collections from various locations in the body. This system consists of a catheter, composed of a unique formulation developed by the Company, mounted on a simple penetration apparatus. In the Company's opinion, the product is useful to many physicians, in addition to radiologists, and results in more complete and safer drainage.

          Personnel

     At November 17, 1995 the Company had approximately 134 employees. Of the total employees, 92 were engaged in manufacturing and quality control, 11 in general administration and executive activities, 15 in engineering and research and development, and 16 in sales and marketing. The Company is not a party to any collective bargaining agreement and considers its relations with its employees to be good.

         Sales and Marketing

     At November 17, 1995 the Company employed 10 salespersons in the field and a home office staff of marketing and sales support of 6 people. The Company also employs an International Marketing Manager based in Europe on an independent contractor basis. The Company had one significant distributor in the United States which was responsible for sales in all or part of thirteen Eastern states plus the District of Columbia. This distributor accounted for approximately 11%, 17% and 16% of net sales for the years 1995, 1994 and 1993, respectively. The Company terminated this arrangement with this distributor on May 31, 1995 and the Company now markets its products directly in this territory. Outside the U.S., the Company is represented by distributors.

         Advertising

     Advertising of the Company's products consists primarily of displays at medical conventions and meetings, advertisements in medical journals and direct mail. The Company also cooperates in the publication of technical papers written by medical authorities in areas relating to the Company's products.

         Backlog

     At October 31, 1995, the Company had a backlog of orders for its products which aggregated approximately $692,000, as compared to approximately $381,000 at October 31, 1994.

         Production

     The Company manufactures its products in a 25,000 square foot facility it owns and another 10,000 square foot facility which it leases. The Company designs its catheters and manufactures a portion of the tubing, balloons, and many components with tooling and formulations developed by it or especially for it. The Company maintains facilities to manufacture sophisticated tubing and balloons and for the production of catheters in the unique configurations required for their use. In addition, where more convenient or when the level of sophistication warrants it, the Company uses outside suppliers for certain components.

         Competition

     The medical technology industry is a highly competitive field, and the Company competes with many other companies on current products and products in the development stages. Many of these competitors have significantly greater financial, marketing, sales, distribution and technical resources than the Company. Rapid technological advances by the Company's competitors could at any time require that the Company redesign a portion of its product line.

     The Company's older products compete with those of larger companies that have greater resources and better distribution capabilities. The current principal basis of competition in these markets is price. The Company's limited resources make it less capable than larger competitors of offering aggressive pricing to meet competition. In addition, certain customers purchase their catheters in blanket contracts which include products offered by the Company's larger competitors but not by the Company. For these reasons, the Company has not been able to compete as effectively as it would like during recent years in the market for non-EP products.

     The electrophysiology market is also highly competitive and competition is expected to increase. These competitors currently include USCI, a division of C.R. Bard, Inc.; Mansfield, a division of Boston Scientific Corporation; CardioRhythm, Inc., a division of Medtronic, Inc.; EP Technologies and Webster Laboratories, a division of Cordis Corporation. The Company's electrophysiology products compete with other treatments, including prescription drugs, implantable cardiac defibrillators and open heart surgery.

        Additionally, some of the Company's competitors have been acquired by major corporations to be able to offer a broader range of products to the cardiologist. The Company's ability to compete effectively in the future, could be dependent upon broadening its range of products and/or an alliance with another company.

        Competitors have developed products, specifically for use in catheter ablation, which are currently FDA approved. The Company plans to begin its clinical trials for ablation in 1996. Currently, the Company does not have an approved device for catheter ablation to allow it to compete effectively in this market. Because this is a new and developing market, the primary competitive factors are technical superiority, financial resources, the timing of regulatory approval, commercial introduction and quality. The Company's competitive position also depends on its ability to attract and retain qualified personnel, develop effective proprietary products, implement production and marketing plans and secure sufficient capital resources. The Company hopes that it can effectively compete in this market.

        There can be no assurance that the Company will be able to compete successfully in its current markets.

       Patents and New Products

     The Company's policy is to protect its proprietary position by, among other methods, filing United States and select foreign patent applications to protect the technology that is important to the development of the business. Although the Company holds patents or has patents pending related to several of its products, it believes that its business as a whole is not or will not be materially dependent upon patent protection. However, the Company will continue to seek such patents as it deems advisable to protect its research and development efforts and to market its products.

     The Company develops new products as a result of its own analysis of the needs of the market which it serves and as a result of needs perceived by physicians and researchers who work with the Company on the design and the development of the devices and systems needed by them. In certain instances, the Company pays the cooperating physician or researcher a royalty based upon the revenues derived from the sales of the product to others.

       Regulation

     The Company's products are subject to regulation by the Food and Drug Administration ("FDA") and, in some jurisdictions, by state and foreign governmental authorities. In particular, the Company must obtain specific clearance from the FDA before it can market new products to the public. An amendment to the Federal Food, Drug and Cosmetics Act providing for the classification of medical devices and the establishment of standards relating to their safety and efficacy, scientific review of certain devices, and the registration of manufacturers and others, has been in effect since 1976 and has been augmented by the new Safe Medical Devices Act of 1991. Under the new Act, a manufacturer must obtain approval from the FDA for a new medical device or a new use for an existing device or a major change to a prior approved item, before it can be marketed. The approval process requires, in the case of certain classes of medical devices, that the safety and efficacy of such devices be demonstrated by the manufacturer to the satisfaction of the FDA. The process of obtaining such pre-marketing approval can be time-consuming and expensive and there can be no assurance that all approvals sought by the Company will be granted or that the FDA review will not involve delays adversely affecting the marketing and sale of the Company's products. The Company's products are "medical devices" within the meaning of the amendment and new Act.

     The Company is also required to adhere to applicable regulations setting forth current Good Manufacturing Practices ("GMP") requirements, which include testing, control, design and documentation requirements. During fiscal years 1994 and 1995 the Company corrected deficiencies identified by the FDA, and the Company believes it is currently in compliance with GMP.

     In accordance with the Federal Food, Drug and Cosmetics Act, the Company has received approval from the FDA to market all of its present products, or is exempt from formal approval requirements as provided by law for those devices already in distribution before May 28, 1976.

        In addition, certain other classes of medical devices must comply with industry-wide performance standards with respect to safety and efficacy promulgated by the FDA. The FDA has not yet developed industry-wide performance standards with respect to the safety and efficacy of those products manufactured by the Company which will be subject to such standards. When and if such standards are adopted, the Company will be required to submit data demonstrating compliance with the standards (during which period the Company may be permitted to continue to market products which have been previously approved by the FDA).

     In recent years the FDA has pursued a more rigorous enforcement program to ensure that regulated businesses, like the Company, comply with applicable laws and regulations. The Company cannot predict the extent or impact of future federal, state or local legislation or regulation.

     Various countries in which the Company markets its products have regulatory agencies which perform functions comparable to those of the FDA. To date, foreign regulations have not adversely affected the Company's business. The
Company intends to make every effort to comply with applicable foreign regulations.

       Research and Development

        For the three years ended August 31, 1995, the Company incurred aggregate direct expenses of approximately $3,477,000 for research and development activities, including new product development, of which approxi mately $932,000 was attributable to fiscal 1995, $1,212,000 to fiscal 1994, and $1,333,000 to fiscal 1993. All of such activities were sponsored by the Company. The major portion of such expenses was related to salaries and other expenses of personnel employed on a regular basis in research and development efforts.

       Item 2.    Properties

     The Company's principal manufacturing facilities and executive offices are located at 2100 Felver Court, Rahway, New Jersey, in premises which it purchased in fiscal 1976. The Company also leases a 10,000 square foot facility located in Avenel, New Jersey. These premises are suitable for all of the Company's current and immediately foreseeable production, development and administrative functions. The lease for the Avenel facility is on a month-to-month basis.

       Item 3.    Legal Proceedings

        There are no material legal proceedings pending against the Company.

       Item 4. Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders was held on May 24, 1995. The following persons were elected to serve as members of the Board of Directors until the next annual meeting of shareholders and until their successors are elected and qualify:


                                          For                    Against

Dr. Robert I. Bernstein                 4,616,301                592,574
Dr. Michael Bernstein                   4,616,301                592,574
George M. Pavia, Esq.                   4,626,401                582,474
Abraham H. Nechemie                     5,197,101                 11,774
Ervin Schoenblum                        5,197,101                 11,774

                                    PART II

Market for the Company's Common Stock and Related
  Security Holder Matters

     The Company's common stock is traded in the NASDAQ System under the Symbol ECTH. The table below shows for the periods indicated the closing daily bid figures of the Company's stock, as reported by NASDAQ. These prices represent prices between dealers and do not include retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

                                              FISCAL 1995                                  FISCAL 1994
                                              -----------                                  -----------
                 Quarter             High                      Low                    High            Low

                  1                 1 1/4                      1                  2 3/4            2 1/2


                  2                 1 3/16                     1 1/16             2 3/4            2


                  3                 1 1/16                       3/4              2                1 1/2

                  4                  13/16                       3/4              1 1/2            1 1/4


     On November 3, 1995, the number of shareholders of record was 817.

     No cash dividends have been paid by the Registrant during the last five fiscal years.

Item 6.  Selected Financial Data

                                                        YEAR ENDED AUGUST 31
                                         1995              1994             1993              1992             1991
                                         ----              ----             ----              ----             ----
                                                              (in thousands, except per share data)


  Net sales...........                  $ 7,263          $ 7,248           $ 8,155          $ 7,842         $ 7,920
  Net loss............                   (1,136)          (1,372)             (804)            (419)           (366)
  Working capital.....                    2,505            2,362             2,798            3,888           2,680
  Total assets........                    4,382            4,270             4,956            6,034           4,340
  Long term liabilities......             1,200              638                32              544             744

  Loss per share....                      ($.18)           ($.24)            ($.14)           ($.11)          ($.10)


  Dividends on common stock                none             none              none              none           none

 Weighted average number
   of shares of common
   stock and common stock
   equivalents outstanding..........      6,027            5,711             5,572            3,932            3,788



Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Results of Operations

Year Ended August 31, 1995 Compared to Year Ended August 31, 1994

        Net sales for the fiscal year ended August 31, 1995 increased $15,764 (0.2%) as compared to the fiscal year ended August 31, 1994. Total domestic sales decreased $231,256 (4.2%) and international sales increased $247,020 (14.4%) for fiscal 1995 as compared to fiscal 1994. The decline in domestic sales is attributed predominantly to a decline in the volume of business from the Company's sole domestic distributor. The Company terminated its agreement with this distributor as of May 31, 1995, pursuant to the terms of the agreement. The Company is now selling in this territory with direct sales representatives. Sales declines occurred in most of the Company's product lines, except its diagnostic steerable catheters, which increased as a result of the extension of its product line offerings. The decrease in domestic sales was partially offset by shipments to an OEM customer for a special-design catheter which will be used by this customer in its clinical trials for its own product. However, there is no assurance that sales to the OEM customer will continue in the future. The increase in international sales is attributed to an increase in sales of certain of the Company's traditional and electrophysiology products, including sales to distributors in countries where the Company had not been previously represented. The Company's plans to increase its sales include additional emphasis on its pacing and monitoring products, new product introductions and aggressive pricing strategies. However, there can be no assurance that the Company will be successful in its efforts to increase sales.

        Gross profit dollars increased $281,162 (9.0%) in fiscal 1995 as compared to the prior year. This increase in gross profit is attributed primarily to the increase in operating yields and further absorption of overhead as a result of the additional personnel required to manufacture some of the new and more sophisticated products. Gross profit has been negatively affected by the Company's aggressive pricing policy. The gross profit percentage for 1995 was 46.8% as compared to 43.1% for 1994.

        Selling, general and administrative expenses increased by $41,505 for fiscal 1995 as compared to fiscal 1994. This increase is attributed primarily to an increase in marketing/sales expenses of $264,376 (12.1%) associated with the addition of new sales representatives, the hiring of a National Sales Manager and the addition of an International Marketing Manager. The increase is offset by a decrease in corporate and administrative expenses of $222,871 (18.3%) due to lower administrative salaries as a result of reduction in personnel, legal costs, consulting fees and expenses associated with the Company's former Chief Executive Officer who retired on March 1, 1994.

        Research and development expenditures decreased by $280,029 (23.1%) for fiscal 1995 as compared to fiscal 1994. The decrease is attributed to a reduction in personnel, decreased purchases of research and development materials and supplies and a reduction in required support from manufacturing for new product development.

        Interest expense increased in fiscal 1995 as a result of increased borrowings from the T-Partnership and higher interest rates, including the amortization of the value of warrants issued in conjunction with these borrowings.

     In August 1994, the Company received $200,000 in settlement of its litigation with a previous supplier and such amount was included in other income in fiscal 1994, thereby accounting for the reduction in other income in fiscal 1995.

     The net loss for fiscal year 1995 was $1,135,890 or $.18 per share as compared to a loss of $1,371,915 or $.24 per share for fiscal year 1994.

Year Ended August 31, 1994 Compared to Year Ended August 31, 1993

     Net sales decreased $907,598 or 11.1% in fiscal year 1994 as compared to fiscal year 1993. International sales decreased $445,888 or 20.6% and total domestic sales decreased $461,710 or 7.7%. International sales decreased as the result of competition, budgetary constraints in certain countries, a decline in demand for a custom-designed catheter sold to an international distributor and lower sales volumes in certain of the Company's older product lines. Domestic sales declined primarily as a result of a decline in the market for the Company's pacing products. However, this decline was partially offset by the Company's multifunction catheters which increased $481,738 or 55.2% domestically to $1,354,951 or 24.5% of total domestic sales, as a result of an increase in demand for this product.

     Gross profit decreased $882,237 or 22.0% in fiscal year 1994 as compared to the prior fiscal year. The gross profit percentage was 43.1% for fiscal year 1994 as compared to 49.1% for fiscal year 1993. The decrease is primarily attributed to the decline in sales volume, lower operating yields and start-up costs associated with new products.

     Selling, general and administrative expenses decreased $65,653 or 1.9% in fiscal year 1994 as compared to the previous fiscal year. Increased selling and marketing expenses and legal costs associated with litigation against one of the Company's previous suppliers (discussed below) were more than offset by a reduction in expenses associated with the September 1993 resignation of the Company's President and the March 1, 1994 retirement of the Company's Chief Executive Officer.

     Research and development expenditures decreased $120,770 or 9.1% for the current fiscal year as compared to the prior fiscal year. The decrease is the result of lower hiring expenses and a decrease in personnel and lower purchases of materials and supplies for research and development purposes.

     Interest income decreased as a result of lower cash balances. Interest expense increased as a result of increased borrowings from the T-Partnership and higher interest rates (including amortization of warrants issued in connection with these borrowings - see Note 7 to Notes to Financial Statements).

     In August 1994 the Company received $200,000 in settlement of its litigation with a previous supplier and such amount was included in other income.

     The net loss for fiscal year 1994 was $1,371,915 or $.24 per share as compared to a loss of $803,641 or $.14 per share in fiscal year 1993.

     On April 26, 1993, the Company received a warning letter from the FDA resulting from an earlier inspection of its facilities and operations, indicating that the Company's manufacturing methods were not in conformance with Good Manufacturing Practice Regulation (GMP). In addition, the letter stated that certain products do not have the required pre-market notification approvals. The FDA completed a reinspection on August 27, 1993 which resulted in additional observations indicating non-conformance with GMP and questioned the pre-market notification approvals of other catheters currently being sold by
                                                    10
the Company. During fiscal year 1994, the Company corrected the deficiencies identified in FDA's GMP observations. In June 1994, the Company received FDA approval of export applications which the Company believes would not have been received if the Company had not corrected the GMP related matters.

     During the first quarter of fiscal 1995, the Company underwent an additional inspection by the FDA which resulted in two observations. The Company believes that it has satisfactorily resolved both issues and that it is now in substantial conformance with GMP.

     During fiscal 1994, the Company responded to the FDA's allegations that the necessary pre-market notification approval applications (510(k)s) were not filed for the products mentioned in the warning letter and the reinspection. The FDA further stated that it is the Company's responsibility to withhold distribution of such products until the FDA has acted upon the 510(k) submissions. While the Company did not agree with the determination of the FDA, the Company submitted the 510(k)s for all products in question in order to show its intent to comply with the FDA regulations and continues to distribute such products. These products in question represent approximately 31% of the Company's sales in fiscal 1994. During fiscal year 1995, the Company received final approval on all outstanding 510(k)s.


Liquidity and Capital Resources

      Working capital increased $143,564 to $2,505,417 from August 31, 1994. The current ratio was 3.2 to 1 at August 31, 1995 as compared to 3.3 to 1 at August 31, 1994. Net cash used in operating activities was $1,143,975 for the year ended August 31, 1995 as compared to $500,285 for the year ended August 31, 1994. During 1995, the Company continued to devote significant resources to the development of new products and sales activities. The increase in net cash used in operating activities is the result of the loss from operations and increases in accounts receivable and inventories.

      In March 1995, the Company received from the T-Partnership approximately $500,000 for the purchase of 571,500 shares of restricted common stock, $.10 par value, in a private placement at $.875 per share. In connection with this private placement, the Company also issued to the T-Partnership a warrant to purchase 83,344 shares of the Company's common stock at an exercise price of $1.425 per share. This warrant expires on February 23, 2000. Ervin Schoenblum, the Company's Acting President and director and another member of the Company's Board of Directors are members of the T-Partnership.

      On October 11, 1993, the Company entered into an agreement with the T-Partnership to borrow up to $1,000,000. As of August 31, 1995, the Company had drawn down all of the $1,000,000.

      On August 31, 1995, the Company entered into an agreement with the T-Partnership to borrow an additional $500,000 and combine such loan with the original $1,000,000 for a total loan due to the T-Partnership of $1,500,000. The T-Partnership agreed to lend the Company $200,000 on the execution of this agreement and, at the Company's request, an additional sum of $300,000.

      The rate of interest is 12% per annum and is payable monthly on any outstanding balance. Principal payments of $20,000 were scheduled to commence on September 1, 1995 for the original $1,000,000. However, the new agreement provides for repayment to begin on September 1, 1996 with installments of $25,000 each month. Any remaining balance is due on August 1, 2001. The loan is secured by the Company's property, building, accounts receivable, inventories and machinery and equipment. The Company must prepay the outstanding balance in the event the Company is merged into or consolidated with another corporation or the Company sells all or substantially all of its assets.

      Under the provisions of the original agreement, the T-Partnership was granted purchase warrants which permitted the T-Partnership to purchase 166,667 shares of the Company's common stock at a price of $3.25 per share. The new agreement states that the T-Partnership will surrender its original purchase warrant to purchase 166,667 shares of common stock and be granted a new purchase warrant to purchase 500,000 shares of the Company's common stock at a price of $0.9875 per share. The warrants are immediately exercisable and expire on August 1, 2001.

      In October 1995, the Company borrowed an additional $150,000 under this agreement and in November 1995, the remaining $150,000 was borrowed.

      The report of the Company's independent auditors on the Company's financial statements, included elsewhere herein, includes an explanatory paragraph which states that the Company's recurring losses and limited working capital raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. During 1995, the Company was able to satisfy its cash shortfall from operating activities with the borrowings from the T-Partnership, the proceeds from the sale of stock to the T-Partnership and cash on hand. The Company's ability to continue in business is dependent upon its ability to generate sufficient cash flow from operations or to obtain additional financing. The Company continues to re-evaluate its plans and adopt certain cost reduction measures. The Company is attempting to increase sales by examining and, where appropriate, modifying its distribution network, utilizing aggressive pricing and introducing new products to market.

     The Company does not plan to pay dividends in the near future.

     In March, 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of", which is effective for fiscal years beginning after December 15, 1995. In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", which is effective for fiscal years beginning after December 15, 1995. Neither of these standards is expected to have a significant effect on either the results of operations or financial position of the Company.

Inflation

     Inflation did not have a material impact on the results of the Company's operations during the last three fiscal years.

Item 8.   Financial Statements and Supplementary Data

          Response to this Item is contained in Item 14.

Item 9.   Changes in and Disagreements on Accounting and
             Financial Disclosure
       None.

                                    PART III

Item 10.  Directors and Executive Officers of the Company

     The following table sets forth certain information concerning Registrant's directors and executive officers:

Name, Age and Positions
and Offices Held with               Business Experience During Past 5
  the Company                       Years and Principal Occupation

Robert I. Bernstein,                Chairman of the Company. Chief Executive
Sc.D., Age 68;                      Officer of the Company for over five years
Director since 1969(1)(2)           until his retirement on March 1, 1994

Michael Bernstein,                  Chairman, Department of Medical
M.D., M.A.C.P., Age 66;             Education, Director of Internal
Director since 1969 (1)(2)          Medicine, Overlook Hospital, Summit,
                                    New Jersey; Clinical Professor of
                                    Medicine, Columbia University College
                                    of Physicians and Surgeons.

George M. Pavia                     Partner in the  law  firm, Pavia  &
Age  67; Director                   Harcourt for over the past five years
since 1986(2)

Abraham H. Nechemie                 Business Consultant. Formerly a partner
Age 71; Director since              in Wiss & Company, a certified public
1992(2)                             accounting firm. Retired from the firm
                                    in 1985.

Ervin Schoenblum                    Acting President since December, 1993.
Age 55; Director since              Management Consultant for over five
1992                                years.  Advisor to the Company since
                                    February 1989.

Lee W. Affonso, Age 46;             Vice President of the Company since July,
Vice President                      1992 except for the period from September,
                                    1993 to December, 1993 when he served as Senior Sales Specialist; Director of
                                    Marketing & Sales from 1989 to 1992.

Robert W. Kokowitz                  Vice President of the Company since July
Age 40; Vice President              1992. Director of Operations from 1989 to
                                    1992.

Joseph P. Macaluso                  Chief Financial Officer since May, 1987.
Age 43; Treasurer and
Chief Financial Officer

Arlene C. Bell                      Secretary since May 1987. Executive
Age 50; Secretary                   Assistant to the Chairman since 1981,
                                    and to the Acting President since March 1, 1994.

----------------------
(1)Michael Bernstein is the brother-in-law of Robert I. Bernstein.
(2)Member of audit committee.


     The Company's directors' terms will expire when their successors are elected and qualify at the annual meeting of shareholders. The Company's officers serve for a period of one year and until their successors are elected by the Board of Directors.

     On December 6, 1993 the Board of Directors elected Mr. Ervin Schoenblum Acting President replacing Mr. Max Lee Hibbs, former President, who resigned in September, 1993.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (SEC). Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the period September 1, 1994 to August 31, 1995 all filing requirements applicable to its officers and directors were complied with, except as follows:

                                                              Number of
                                                            Transactions
                    Relationship         Number of Late      Not Reported
Name                 To Company             Reports       On A Timely Basis

Ervin Schoenblum    Acting President          2                  2

Item 11. Executive Compensation

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth all compensation awarded to, earned by, or paid by the Company to the following persons for services rendered in all capacities to the Company during each of the fiscal years ended August 31, 1995, 1994 and 1993: the Company's Chief Executive Officer or person acting in a similar capacity, and (2) the Company's next most highly compensated executive officer whose total compensation for the fiscal year ended August 31, 1995 exceeded $100,000.


                           Summary Compensation Table

                                                        Long-Term
                                                      Compensation
                                                         Awards
                                      Annual           Securities
                                   Compensation        Underlying       All Other
  Name and                            Salary           Options(2)     Compensation
Principal Position       Year            $                 #               $
-------------------    -------       ---------          ---------     ------------
Ervin Schoenblum(1)    1995         $ 86,000             25,000               -
Acting President       1994         $ 50,000             25,000          16,000
                       1993                -                  -          26,000

Lee W.  Affonso        1995         $117,000                  -               -
                       1994         $105,000             24,000               -
                       1993         $113,000                  -               -



(1) Mr. Schoenblum serves as Acting President for the Company based upon a salary of $100,000 per annum. Prior to becoming Acting President in December 1993, Mr. Schoenblum served as a consultant to the Company. His compensation shown in the last column represents consulting fees.
(2) The table reflects the number of options granted under the Company's Incentive Stock Option Plan.



     Stock options are also granted to officers and are determined by the Board of Directors based upon the individual's contribution to the Company.

     The following table provides information on stock option grants during fiscal year 1995.

                                                OPTIONS GRANTED IN LAST FISCAL YEAR
                                                                                    Potential Realized Value at Assumed
                                                                                         Annual Rates of Stock Price

    Individual Grants                                                                                 Appreciation for Option Term
(A)                           (B)                  (C)                  (D)               (E)             (F)             (G)
                                                  % of
                                                 Total
                                                Options
                            Options            Granted to             Exercise
                            Granted           Employees in            or Base        Expiration
Name                          (#)             Fiscal Year           Price ($/Sh)        Date           5% ($)           10%($)
----                       --------          -------------          ------------     ----------         ------          ------

Ervin Schoenblum           25,000(1)              69.4%                1.00          10/4/99            $6,925          $15,250

(1) These options were granted under the Company's Incentive Stock Option Plan. These options represent only new options granted and excludes options previously held at a price greater than $1.00 that were replaced by options at $1.00.

     The following table provides information on option exercises during the fiscal year 1995 by the named executive officers and the value of each of their unexercised options at August 31, 1995.

                                          AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                                      AND FY-END OPTION VALUES
(A)                                         (B)                   (C)                   (D)                (E)
                                                                                     Number of          Value of
                                                                                    Unexercised        Unexercised
                                                                                      Options          In-the-Money
                                                                                     FY-End (#)          Options
                                                                                                        FY-End ($)
                                        Shares Acquired          Value              Exercisable/        Exercisable/
Name                                    on Exercise (#)       Realized ($)         Unexercisable       Unexercisable
-----                                    ---------------       ------------         --------------      -------------
Ervin Schoenblum                                 -                   -               40,000/40,000          $0/$0

     The following table provides information concerning repricing of options and Stock Appreciation Rights ("SARs") held by the named executive officers during the last 10 completed fiscal years.


                                                   Ten-Year Option/SAR Repricings
                                                                                                                 Length of
                                                                                                                  Original
                                                                                                                Option Term
                                Number of                                                                        Remaining
                           Securities Underlying      Market Price of Stock   Exercise Price at       New       at Date of
                           Options/SARs Repriced      at Time of Pricing      Time of Repricing     Exercise     Repricing
                              or Amended               or Amendment           or Amendment          Price           or
Name                Date             #                         $                      $                 $        Amendment

Ervin Schoenblum
Acting President    2/94           25,000                   1.00                    2.375             1.00        53 months
                    7/92            5,000                   1.00                    1.50              1.00        34 months
                    7/89           25,000                   1.00                    1.125             1.00        21 months

Lee W.  Affonso     2/94           24,000                   1.00                    2.25              1.00        53 months
                    7/92           12,500                   1.00                    1.50              1.00        34 months

                                                          15

  Remuneration of Directors

     Each non-officer director is compensated $1,000 for each meeting attended.

Item 12.  Security Ownership of Certain Beneficial Owners and Management


     A.Set forth below is information concerning persons (including any "group" as that term is used in Section 13(d) (3) of the Securities Exchange Act of
1934) known to the Registrant to own 5% or more of the common stock of the Company as of November 17, 1995:

                                                  Amount and
                                                  Nature of
                    Name and Address of           Beneficial        Percentage
Title of Class      Beneficial Ownership          Ownership         of Class(2)

Common stock        Robert I. Bernstein         454,367 shares        8.2%
$.10 par value      2100 Felver Court
                    Rahway, NJ 07065

                    T Partnership             2,381,500 shares(1)    34.8%
                    c/o Wiss & Co.
                    354 Eisenhower Parkway
                    Livingston, NJ 07039

                    Bruce Paul                  568,500 shares        9.5%
                    1 Hampton Road
                    Purchase, NY 10577

----------------------
(1)Includes 500,000 shares, which the T-Partnership has the right to acquire pursuant to outstanding warrants, which warrants are immediately exercisable at a price of $.9875 per share.

(2)The   common   stock  deemed  to  be  owned  which  is not  outstanding  but subject to currently exercisable options is deemed to be outstanding for the purpose of determining the percentage of all outstanding common stock owned.


         B. The following table sets forth the equity securities of the Company or any of its parents or subsidiaries beneficially owned directly or indirectly by all directors of the Company, each of the named executive officers and by the directors and executive officers of the Company as a group. The figures given are as of November 17, 1995:



                      Name of Beneficial    Amount and Nature of  Percentage of
Title of Class             Owner             Beneficial Ownership   of Class(6)

Common stock        Robert I. Bernstein         454,367 shares        7.2%
$.10 par value

Common stock        Michael Bernstein            94,228 shares(1)     1.5%
$.10 par value

Common stock        George M. Pavia              57,366 shares(2)     0.9%
$.10 par value

Common stock        Abraham H. Nechemie         124,075 shares(3)     1.9%
$.10 par value

Common stock        Ervin Schoenblum            174,075 shares(3)     2.6%
$.10 par value

Common stock        Lee W. Affonso               28,000 shares(4)     0.4%
$.10 par value

Common stock        All executive officers
$.10 par value      and directors as a group    996,686 shares(5)(3) 15.3%
                       (9 persons)

----------------------
(1)Includes 28,500 shares subject to currently exercisable options.

(2)Includes 36,000 shares subject to currently exercisable options and 16,276 shares owned by Pavia & Harcourt, a law firm of which Mr. Pavia is a member.

(3)Messrs. Nechemie and Schoenblum each have a 5% equity interest in the T-Partnership, which owns 1,881,500 shares of the Company's common stock. Accordingly, Messrs. Nechemie and Schoenblum each reports beneficial ownership of 94,075 shares of the Company's common stock. In addition, Messrs. Nechemie and Schoenblum each reports beneficial ownership of 25,000 warrants that were issued to the T-Partnership pursuant to the August 31, 1995 Lending Agreement with the Company. Also included in the table above are currently exercisable options for 5,000 and 55,000 shares held by Messrs. Nechemie and Schoenblum, respectively.

(4)Includes 14,600 shares subject to currently exercisable options.

(5)Includes 173,500 shares subject to currently exercisable options held by all executive officers and directors of the Company (including those individually named in the table above).

(6)The common stock deemed to be owned which is not outstanding but subject to currently exercisable options is deemed to be outstanding for the purpose of determining the percentage of all outstanding common stock owned.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Company has no compensation committee or Board Committee performing similar functions. Ervin Schoenblum, the Company's Acting President, participated in deliberations of the Company's Board of Directors concerning executive officer compensation.

BOARD COMPENSATION REPORT ON EXECUTIVE COMPENSATION

      The Company has no compensation committee or other committee of the Board of Directors performing similar functions. All members of the Board of Directors review and determine executive compensation for all executive officers on an annual basis. Ervin Schoenblum, the Company's Acting President, is the only executive officer of the Company also serving on the Board. Mr. Schoenblum's compensation as Acting President was negotiated between the parties and was based in part on the amount of compensation paid to him while he was a consultant to the Company and the level of compensation historically paid by the Company for this position.

      The Board of Directors has implemented an executive compensation philosophy that seeks to relate executive compensation to corporate performance, individual performance and creation of stockholder value. Historically, this has been achieved through compensation programs which focus on both short and long term results.

      In accordance with the Board of Directors' executive compensation philosophy, the major component of executive compensation has been base salary. Salaries for executive officers are based on current individual and organizational performance, affordability and competitive market trends. Additional incentives are provided through issuance of incentive stock options.

            Board of Directors:       Robert I. Bernstein, Sc.D.
                                      Michael Bernstein, M.D.
                                      Abraham H. Nechemie
                                      George M. Pavia, Esq.
                                      Ervin Schoenblum

                               PERFORMANCE TABLE

        The table below shows a comparison of the five-year cumulative total return assuming $100 invested on August 31, 1990 in Elecath Common Stock, the S & P 500 Index and the S & P Medical Products and Supplies Index.

                                                     TOTAL SHAREHOLDERS RETURN
                                                    ELECTRO-CATHETER CORPORATION


                                                    Indexed \ Cumulative Returns


                                             Base
                                            Period            Return          Return         Return       Return         Return
 Company \ Index Name                         1990              1991            1992           1993         1994           1995
-------------------------                  -------           -------         -------        -------       -------       -------

ELECTRO CATHETER CORP                         100            266.67          266.67          333.33        166.67        108.27

S&P 500 INDEX                                 100            126.91          136.96          157.80        166.43        202.12

MEDICAL PRODUCTS & SUPPLIES                   100            156.22          158.43          121.57        142.10        218.76

Item 13.  Certain Relationships and Related Transactions

        During fiscal year 1993, Ervin Schoenblum, a director of the Company, and a member of the T-Partnership, was retained as a management consultant for the Company. The Company incurred fees from this individual in the amount of approximately $26,000 in fiscal year 1993. In December 1993, this individual became Acting President of the Company and still holds that position. In addition, prior to his becoming Acting President, this individual received approximately $16,000 in consulting fees in fiscal year 1994.

     On October 11, 1993, the Company entered into an agreement with the T-Partnership to borrow up to $1,000,000. Ervin Schoenblum, the Company's Acting President and director and another member of the Company's Board of Directors are members of the T-Partnership. As of August 31, 1995, the Company had drawn down all of the $1,000,000.

     On August 31, 1995, the Company entered into an agreement with the T-Partnership to borrow an additional $500,000 and combine such loan with the original $1,000,000 for a total loan due to the T-Partnership of $1,500,000. The T-Partnership agreed to lend the Company $200,000 on the execution of this agreement and, at the Company's request, an additional sum of $300,000.

     The rate of interest is 12% per annum and is payable monthly on any outstanding balance. Principal payments of $20,000 were scheduled to commence on September 1, 1995 for the original $1,000,000. However, the new agreement provides for repayment to begin on September 1, 1996 with installments of $25,000 each month. Any remaining balance is due on August 1, 2001. The loan is secured by the Company's property, building, accounts receivable, inventories and machinery and equipment. The Company must prepay the outstanding balance in the event the Company is merged into or consolidated with another corporation or the Company sells all or substantially all of its assets.

     Under the provisions of the original agreement, the T-Partnership was granted purchase warrants which permitted the T-Partnership to purchase 166,667 shares of the Company's common stock at a price of $3.25 per share. The new agreement states that the T-Partnership will surrender its original purchase warrant to purchase 166,667 shares of common stock and be granted a new purchase warrant to purchase 500,000 shares of the Company's common stock at a price of $0.9875 per share. The warrants are immediately exercisable and expire on August 1, 2001.

     In October 1995, the Company borrowed an additional $150,000 under this agreement and in November 1995, the remaining $150,000 was borrowed.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K

          (a)   The following documents are filed as a part of the Report:

          1.    Financial Statements

          See:  Index to Financial Statements

          2.    Financial Statement Schedules

          See:  Index to Financial Statements

               All other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements and the notes thereto.


          3.    Exhibits

     (3)(a) Registrant's Certificate of Incorporation as amended through April 11, 1978 - filed as an Exhibit to Registrant's Report on Form 10-K for the fiscal year ended August 31, 1981, and incorporated by reference herein as an exhibit hereto.

     (3)(b) Amendment to Registrant's Certificate of Incorporation, dated March 20, 1985 - filed as an Exhibit to Registrant's Report on Form 10-Q for fiscal quarter ended May 31, 1985, and incorporated by reference herein as an exhibit hereto.

    (3)(c) Amended and Restated By-laws - filed as an Exhibit to Registrant's Report on Form 10-K for the fiscal year ended August 31, 1989, and incorporated by reference herein as an exhibit hereto.

   (10)(d) Registrant's 1984 Employee Stock Purchase Plan, filed as an Exhibit to Registrant's Report on Form 10-Q for the second quarter of fiscal year 1984 ended February 29, 1984, and incorporated by reference herein as an exhibit hereto.

   (10)(h) Registrant's 1987 Incentive Stock Option Plan filed as an Exhibit to the Registrant's Report on Form 10-K for the fiscal year ended August 31, 1987, and incorporated by refer-ence as an exhibit hereto.

   (10)(i) Registrant's 1990 Incentive Stock Option Plan filed as an Exhibit to the Registrant's Report on Form 10-K for the fiscal year ended August 31, 1990, and incorporated by refer-ence as an exhibit hereto.

   (10)(j) Registrant's 1992 Incentive Stock Option Plan filed as an Exhibit to the Registrant's Report on Form 10-K for the fiscal year ended August 31, 1992, and incorporated by refer-ence as an exhibit hereto.

   (10)(k) Agreement dated October 11, 1993 between Registrant and the T-Partnership filed as an exhibit to Registrant's Report on Form 10-K for the fiscal year ended August 31, 1993, and incorporated by reference as an exhibit hereto.

   (10)(l) Amendment dated November 21, 1994 to Agreement between Registrant and the T-Partnership filed as an exhibit to Registrant's Report on Form 10-K for the fiscal year ended August 31, 1994, and incorporated by reference as an exhibit hereto.

   (10)(m) Lending Agreement dated August 31, 1995 between Registrant and the T-Partnership filed as an exhibit hereto.

   (22)         Subsidiaries - Electro-Catheter International Corp.

   (24)         Consent of KPMG Peat Marwick LLP filed as an exhibit hereto.

   (27)         Financial Data Schedule filed as an exhibit hereto.

       (b)      Report on Form 8-K :  None.

       (c)      Exhibits:  Reference is made to the list of exhibits contained in item 14(a) 3 above.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ELECTRO-CATHETER CORPORATION
                                        (Registrant)



                                        By:  /s/Ervin Schoenblum
                                             Ervin Schoenblum
                                             Acting President

Dated:  December 12, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and the capacities and on the dated indicated:



Dated:  December 12, 1995                    /s/Robert I. Bernstein
                                             Robert I. Bernstein
                                             Chairman of the Board



Dated:  December 12, 1995                    /s/Ervin Schoenblum
                                             Ervin Schoenblum, Acting President
                                             & Director



Dated:  December 12, 1995                    /s/Joseph P. Macaluso
                                             Joseph P. Macaluso
                                             Principal Accounting Officer


Dated:  December 12, 1995                    /s/Michael Bernstein
                                             Michael Bernstein, Director



Dated:  December 12, 1995                    /s/George M. Pavia
                                             George M. Pavia, Director



Dated:  December 12, 1995                    /s/Abraham H. Nechemie
                                             Abraham H. Nechemie, Director

                          ELECTRO-CATHETER CORPORATION

                         Index to Financial Statements





                                                                           Page

     Independent Auditors' Report                                           F-1
     Financial Statements:
         Balance Sheets - August 31, 1995 and 1994                          F-2
         Statements of Operations - Years ended August 31, 1995,
          1994 and 1993                                                     F-3
         Statements of Stockholders' Equity - Years ended August 31,
          1995, 1994 and 1993                                               F-4
         Statements of Cash Flows - Years ended August 31, 1995,
          1994 and 1993                                                     F-5
         Notes to Financial Statements                                      F-7

Financial Statement Schedule:

         VIII - Valuation and Qualifying Accounts                           F-18




All other schedules are omitted for the reason that they are not required or are not applicable or the required information is shown in the financial statements or notes thereto.

                          Independent Auditors' Report



The Board of Directors
Electro-Catheter Corporation:


     We have audited the financial statements of Electro-Catheter Corporation as listed in the accompanying index. In connection with our audits of the financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion,  the financial statements referred to above present fairly,
in   all  material   respects,   the  financial  position  of  Electro-Catheter
Corporation at August 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended August 31, 1995 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has limited working capital resources which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                             KPMG Peat Marwick LLP

Short Hills, New Jersey
November 9, 1995


                                                    ELECTRO-CATHETER CORPORATION
                                                           Balance Sheets
                                                      August 31, 1995 and 1994

                                                                              August 31,                        August 31,
                                                                                 1995                              1994
                                                                                 ----                              ----
                      Assets
Current assets:

  Cash and cash equivalents                                                $    304,385                          376,388

  Accounts receivable, less
    allowance for doubtful
    accounts of $76,796 in 1995
    and $21,776 in 1994                                                       1,206,288                        1,064,774

  Inventories                                                                 2,093,079                        1,803,290
    Prepaid expenses and other current assets                                    43,030                          139,779
                                                                                 ------                          -------


  Total current assets                                                        3,646,782                        3,384,231


  Property, plant and equipment, net                                            598,787                          723,750

  Other assets, net                                                             135,947                          162,432
                                                                                -------                          -------

      Total assets                                                         $  4,381,516                        4,270,413
                                                                           ============                        =========

        Liabilities and Stockholders' Equity

  Current liabilities:
    Current installments of long-term debt                                       13,055                           18,196
    Accounts payable, trade                                                     702,137                          594,411
    Accrued expenses                                                            426,173                          409,771
                                                                                -------                          -------

    Total current liabilities                                                 1,141,365                        1,022,378

      Subordinated debentures due to
       T-Partnership                                                          1,200,000                          625,000
      Long-term debt, excluding current installments                                  -                           13,043
                                                                              ---------                           ------

          Total liabilities                                                   2,341,365                        1,660,421
                                                                              ---------                        ---------

      Stockholders' equity:
       Common stock $.10 par value.
        Authorized 20,000,000 shares;
        issued 6,336,300 in 1995 and
        5,762,324 in 1994                                                       633,630                          576,232
      Additional paid-in capital                                             10,615,298                       10,106,647
      Accumulated deficit                                                    (9,208,777)                      (8,072,887)
                                                                             ----------                       ----------
           Total stockholders' equity                                         2,040,151                        2,609,992
                                                                              ---------                        ---------
                                                                                      -                                -
      Commitments and contingencies                                           ---------                        ---------


       Total liabilities and
        stockholders' equity                                              $   4,381,516                        4,270,413
                                                                          =============                        =========



      See accompanying notes to financial statements.

                                                    ELECTRO-CATHETER CORPORATION

                                                      Statements of Operations

                                             Years ended August 31, 1995, 1994 and 1993

                                                                            1995                    1994                     1993
                                                                            ----                    ----                     ----

Net sales                                                               $ 7,263,424               7,247,660               8,155,258
Cost of goods sold                                                        3,861,591               4,126,989               4,152,350
                                                                          ---------               ---------               ---------

  Gross profit                                                            3,401,833               3,120,671               4,002,908


Operating expenses:
  Selling, general and
    administrative                                                        3,438,811               3,397,306               3,462,959
  Research and development                                                  931,956               1,211,985               1,332,755
                                                                            -------               ---------               ---------


       Operating loss                                                      (968,934)             (1,488,620)               (792,806)


Other income (expense):
 Interest income                                                              1,102                   2,761                  36,358
 Interest expense                                                          (168,058)                (92,656)                (47,193)
 Other, principally proceeds from
   settlement of litigation                                                       -                 206,600                       -
                                                                            -------                 -------                  -------


Net loss                                                                $(1,135,890)             (1,371,915)               (803,641)
                                                                         ===========              ==========                ========

Net loss per common share                                               $     (0.18)                  (0.24)                  (0.14)
                                                                               =====                   =====                   =====
























See accompanying notes to financial statements.


                                                    ELECTRO-CATHETER CORPORATION

                                                 Statements of Stockholders' Equity

                                             Years ended August 31, 1995, 1994 and 1993




                                                                 Additional                              Total
                                                 Common           paid-in          Accumulated        stockholders'
                                                 stock            capital           deficit              equity
Balances at August 31, 1992                   $  547,899         9,722,367        (5,897,331)         4,372,935

Conversion of debentures to
 common stock                                     16,000           184,000                 -            200,000

Stock options exercised                            3,928            31,936                 -             35,864

Employee stock plan                                1,045            20,061                 -             21,106

Net loss                                               -                 -          (803,641)          (803,641)
                                                 --------          --------         --------           --------

Balances at August 31, 1993                      568,872         9,958,364        (6,700,972)         3,826,264

Stock options exercised                            6,620            55,168                 -             61,788

Employee stock plan                                  740            14,990                 -             15,730

Proceeds from issuance of
stock warrants                                         -            78,125                 -             78,125

Net loss                                               -                 -        (1,371,915)        (1,371,915)
                                                 -------            ------        ----------         ----------



Balances at August 31, 1994                      576,232        10,106,647        (8,072,887)         2,609,992

Employee stock plan                                  248             1,988                 -              2,236

Common stock issued under private placement       57,150           442,913                 -            500,063

Proceeds from issuance of stock warrants               -            63,750                 -             63,750

Net loss                                               -                 -        (1,135,890)        (1,135,890)
                                                  -------           ------        ----------         ----------

Balances at August 31, 1995                   $  633,630        10,615,298        (9,208,777)         2,040,151
                                              ==========        ==========        ==========          =========




  See accompanying notes to financial statements.


                                                         ELECTRO-CATHETER CORPORATION

                                                           Statements of Cash Flows

                                                  Years ended August 31, 1995, 1994 and 1993

                                                               1995                     1994             1993
                                                               ----                     ----             ----

Decrease in cash and cash equivalents:
Cash flows from operating activities:
   Cash received from customers                            $ 7,066,890              7,041,259        8,166,474
   Cash paid to vendors and employees                       (8,110,000)            (7,692,414)      (9,706,515)
    Interest received                                            1,102                  2,761           38,988
  Interest paid                                               (101,967)               (51,891)         (51,195)
  Proceeds from settlement of litigation                             -                200,000                -
                                                               -------                -------          -------

Net cash used in operating activities                      $(1,143,975)              (500,285)      (1,552,248)

Cash flows from investing activities:
  Proceeds from sales of property, plant
       and equipment                                                 -                  6,600                -
  Purchases of property, plant
       and equipment                                           (12,143)               (44,952)        (147,741)
                                                               -------                -------         --------

Net cash used in investing activities                     $    (12,143)               (38,352)        (147,741)
                                                          ------------                -------         --------

Cash flows from financing activities:
  Net proceeds from issuance of stock                          500,063                      -                -
  Net proceeds from issuance of
    subordinated debentures and warrants                       575,000                625,000                -
  Proceeds from exercise of
     stock options                                                   -                 61,788           35,864
  Proceeds from employee stock
     purchase plan                                               2,236                 15,730           21,106

  Proceeds from loan on officer's
     life insurance policy                                      25,000                100,000                -
      Repayment of debt                                        (18,184)              (312,405)        (230,090)
                                                               -------               --------         --------

      Net cash provided by (used in)
        financing activities                                 1,084,115                490,113         (173,120)
                                                             ---------                -------         --------

      Net decrease in cash                                     (72,003)               (48,524)      (1,873,109)
      Cash and cash equivalents
        at beginning of year                                   376,388                424,912        2,298,021
                                                               -------                -------        ---------

     Cash and cash equivalents
         at end of year                                   $    304,385               376,388           424,912
                                                          ============               =======           =======

      Non-cash financing activities:

      Conversion of subordinated
        debentures to common stock                       $          -                     -           200,000
                                                          ===========               =======           =======

                                                                     (Continued)
    See accompanying notes to financial statements.
                                                                     F-5


                                                    ELECTRO-CATHETER CORPORATION

                                                Statements of Cash Flows, Continued



                                                                                 1995                   1994                   1993
                                                                                 ----                   ----                   ----

Reconciliation of net loss to net cash
  used in operating activities:
Net loss                                                                  $(1,135,890)            (1,371,915)              (803,641)
  Adjustments:
  Depreciation and amortization                                               137,106                137,795                141,997
  Amortization of deferred charges                                             61,708                 30,167                      -
  Gain on disposal of property, plant
     and equipment                                                                  -                 (6,600)                     -

  Changes in assets and liabilities:
   (Increase) decrease in accounts
     receivable, net                                                         (141,514)              (206,401)                11,216

  Increase (decrease)in inventories                                          (289,789)               639,520               (772,374)

  Decrease (increase) in prepaid
      expenses and other current assets                                        96,749                 29,626                 (2,074)

  Decrease (increase) in other assets, net                                      3,527                 29,554                (25,857)

  Increase (decrease) in accounts
      payable and accrued expenses                                            124,128                217,969               (101,515)
                                                                              -------                -------               --------

Net cash used in
  operating activities                                                    $(1,143,975)              (500,285)            (1,552,248)
                                                                           ===========               ========             ==========















    See accompanying notes to financial statements.
                                                                     F-6

                          ELECTRO-CATHETER CORPORATION

                         Notes to Financial Statements

                         August 31, 1995, 1994 and 1993

(1)      Summary of Significant Accounting Policies


         (a)  Revenue Recognition

              Revenues are  recognized  at the time of shipment and  provisions, when appropriate, are made where the right to return exists.

         (b)  Cash and Cash Equivalents

              For purposes of the  statements  of cash  flows,  Electro-Catheter
                 Corporation (the "Company") considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost which approximates market value.

         (c)  Inventory Valuation

              Inventories are stated at the lower of cost  (first-in,  first-out method) or market.

         (d)  Property, Plant and Equipment

              Property,  plant and  equipment  are  carried  at cost.  Plant and equipment are depreciated using the straight-line method over the estimated useful lives of the assets.

              Repairs  and  maintenance  costs  are  charged  to  operations  as incurred.

              Betterments are capitalized.  Leasehold improvements are amortized over the term of the lease or the useful life of the asset, whichever is shorter.

              When  assets  are  retired  or  otherwise  disposed,  the cost and related accumulated depreciation are removed from the related accounts, and any resulting gain or loss is recognized in operations for the period.

         (e)  Research and Development

              Research  and  development  costs  are  charged  to  expense  when incurred.

         (f)  Income Taxes

              Effective  September  1, 1993,  the Company  adopted  Statement of
                 Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". It requires an asset and liability approach for financial accounting and reporting for deferred income taxes. Prior to the adoption of SFAS 109, deferred income taxes were provided to recognize the effect of timing differences between financial statement and income tax accounting.


                                                                     (Continued)

                          ELECTRO-CATHETER CORPORATION
                    Notes to Financial Statements, Continued



 (1)    Summary of Significant Accounting Policies, cont.

         (g)  Patents and Trademarks

              Patents and trademarks are recorded at cost and are amortized on a straight-line basis over their useful lives. Such costs, net of accumulated amortization, are included in other assets, net in the accompanying balance sheets.

         (h)  Loss Per Share

              Loss per share is computed  using the weighted  average  number of shares outstanding during each year. Shares issuable upon exercise of outstanding stock options, warrants and conversion of debentures are not included in the computation of loss per share because the result of their inclusion would be anti-dilutive.

              The weighted average  number of shares of common stock used in the computation of loss per share was approximately 6,027,000 in 1995, 5,711,000 in 1994 and 5,572,200 in 1993.

         (i)   Concentration of Credit Risk

              The Company's trade accounts receivable are disbursed  principally among various hospitals and distributors of medical products. As of August 31, 1995 the Company believes it has no significant concentration of credit risk with its trade accounts receivable.

(2)       Liquidity

        The accompanying financial statements have been prepared on a going concern basis which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company incurred net losses of $1,135,890, $1,371,915 and $803,641 for the years ended August 31, 1995, 1994 and 1993, respectively, and at August 31, 1995 had an accumulated deficit of $9,208,777. The net losses incurred by the Company have consumed working capital and weakened the Company's financial position. During 1995, the Company was able to satisfy its cash shortfall from operating activities with the borrowings from the T-Partnership, the proceeds from the sale of stock to the T-Partnership and cash on hand. The Company's ability to continue in business is dependent upon its success in generating sufficient cash flow from operations or obtaining additional financing. The Company continues to re-evaluate its plans and adopt certain cost reduction measures. The Company is attempting to increase sales by examining and, where appropriate, modifying its distribution network, utilizing aggressive pricing and introducing new products to market. The Company's ability to continue as a going concern is dependent upon the successful implementation of the aforementioned programs. There can be no assurances that these programs can be successfully implemented. The financial statements do not include any adjustments relating to the recoverability and classifications of reported asset amounts or the amounts of liabilities that might result from the outcome of this uncertainty.


                                                                     (Continued)

                          ELECTRO-CATHETER CORPORATION
                    Notes to Financial Statements, Continued



(3)    Inventories

          Inventories consisted of the following:


                                                                                1995                  1994
                                                                                ----                  ----

                     Finished goods                                     $    938,224               805,120
                     Work-in-process                                         644,957               512,525
                     Materials and supplies                                  509,898               485,645
                                                                             -------               -------

                                                                        $  2,093,079             1,803,290
                                                                        ============             =========

(4)    Property, Plant and Equipment

          Property, plant and equipment consisted of the following:

                                                                               1995                      1994
                                                                               ----                      ----

                    Land                                                   $ 38,400                    38,400
                    Building                                                153,597                   153,597
                    Building improvements                                   947,956                   947,956
                    Equipment                                             2,222,694                 2,216,192
                    Office furniture and
                      equipment                                             512,034                   506,540
                    Leasehold improvements                                  340,382                   340,382
                    Sales equipment and
                      diagnostic computers                                  591,965                   597,228
                                                                            -------                   -------


                                                                          4,807,028                 4,800,295


                     Less accumulated deprecia-
                         tion and amortization                            4,208,241                 4,076,545
                                                                          ---------                 ---------


                               Net property, plant
                                 and equipment                            $ 598,787                   723,750
                                                                          =========                   =======

(5)   Accrued Expenses

          The components of accrued expenses consisted of the following:

                                                                               1995                       1994
                                                                               ----                       ----

                    Accrued salaries, wages and
                      payroll taxes                                       $ 322,552                    272,929
                    Other expenses                                          103,621                    136,842
                                                                            -------                    -------

                                                                          $ 426,173                    409,771
                                                                          =========                    =======

                                                                     (Continued)

                          ELECTRO-CATHETER CORPORATION
                    Notes to Financial Statements, Continued



(6)       Convertible Debentures Due to T-Partnership

              In September 1990, the Company issued two convertible subordinated debentures to the T-Partnership for $100,000 each. The debentures bore interest at the greater of 12% or one point over the prime interest rate on the first business day of each calendar quarter. Each debenture matures ten years from the date of issuance, except that the Company has the option to retire the debentures any time subsequent to three years after the issuance date.

              The holder of the debentures  had the  right,  at its  option,  to convert the debenture into common stock of the Company at the conversion price of $1.25 per share. Such debentures were converted into 160,000 shares of the Company's common stock in December 1992.

(7)       Subordinated Debentures Due to T-Partnership

              On October 11, 1993,  the Company  entered into an agreement  with
                 the  T-Partnership   to  borrow  up  to   $1,000,000.   Ervin
                 Schoenblum, the Company's Acting President and director, and another member of the Company's Board of Directors are members of the T-Partnership. As of August 31, 1995, the Company had drawn down all of the $1,000,000.

              On August 31, 1995, the Company entered into an agreement with the
                 T-Partnership to borrow an additional $500,000 and combine such loan with the original $1,000,000 for a total loan due to the T-Partnership of $1,500,000. The T-Partnership agreed to lend the Company $200,000 on the execution of this agreement and, at the Company's request, an additional sum of $300,000.

              The rate of interest  is 12% per annum and is  payable  monthly on any outstanding balance. Principal payments of $20,000 were scheduled to commence on September 1, 1995 for the original $1,000,000. However, the new agreement provides for repayment to begin on September 1, 1996 with installments of $25,000 each month. Any remaining balance is due on August 1, 2001. The loan is secured by the Company's property, building, accounts receivable, inventories and machinery and equipment. The Company must prepay the outstanding balance in the event the Company is merged into or consolidated with another corporation or the Company sells all or substantially all of its assets.

              Under the provisions of the original agreement, the  T-Partnership was granted purchase warrants which permitted the T-Partnership to purchase 166,667 shares of the Company's common stock at a price of $3.25 per share. The new agreement states that the T-Partnership will surrender its original purchase warrant to purchase 166,667 shares of common stock and be granted a new purchase warrant to purchase 500,000 shares of the Company's common stock at a price of $0.9875 per share. The warrants are immediately exercisable and expire on August 1, 2001.

              In October 1995, the Company borrowed an additional $150,000 under this agreement and in November 1995, the remaining $150,000 was borrowed.




                                                                     (Continued)

                          ELECTRO-CATHETER CORPORATION
                    Notes to Financial Statements, Continued




(8)        Other Long-Term Debt

              Other long-term debt is as follows:

                                                   1995               1994
                                                   ----               ----

                        Mortgage                $13,055             31,239

                                                -------             ------

                        Less current portion     13,055             18,196
                                                 ------             ------

                        Long-term portion       $    -0-            13,043
                                                  ======            ======



              The mortgage is  payable   monthly  in   installments  of  $1,684,
                 including interest at 8.75%, and is secured by the Company's facility in Rahway, New Jersey. The mortgage was paid in full in October 1995.

              The annual maturities for long-term debt,  including  subordinated
                 debentures  due  to  the   T-Partnership  for  the  five  years
                 subsequent to August 31, 1995 are as follows:


                         1996                       $    13,055
                         1997                           300,000
                         1998                           300,000
                         1999                           300,000
                         2000                           300,000

              During September 1993, the Company  borrowed  $100,000 against the cash surrender value of the life insurance policy of the Chairman of the Company. During June 1995, the Company borrowed an additional $25,000 on this policy. Interest on the loan is 6%. The loan was recorded as a reduction in the policy's cash surrender value which is included in other assets in the accompanying balance sheets.


                                                                     (Continued)

                          ELECTRO-CATHETER CORPORATION
                    Notes to Financial Statements, Continued



(9)       Stock Options

              On May 20,  1987,  the  Company's  stockholders  approved the 1987
                 Incentive Stock Option Plan (the "1987 Plan"). Under the 1987 Plan, 225,000 shares of authorized but unissued shares of Common Stock, $.10 par value, of the Company were set aside to provide an incentive for officers and other key employees to render services and make contributions to the Company. Options may be granted at not less than their fair market value at the date of grant and are exercisable at such time provided by the grants during the five-year period beginning on the date of grant.

              On May 23,  1990,  the  Company's  stockholders  approved the 1990
                 Incentive Stock Option Plan (the "1990 Plan"). The terms of the 1990 Plan are substantially the same as the terms of the 1987 Plan. The 1990 Plan provides for the reservation of 225,000 shares of common stock for issuance thereunder.

              On July 15, 1992,  the  Company's  stockholders  approved the 1992
                 Incentive Stock Option Plan (the "1992 Plan"). The terms of the 1992 Plan are substantially the same as the terms of the 1987 and 1990 Plans. The 1992 Plan likewise provides for the reservation of 225,000 shares of common stock for issuance thereunder.

              On April 1, 1992,  the Board of  Directors  adopted  the 1992 Non-
                 Qualified Stock Option Plan pursuant to which options to purchase 200,000 shares of common stock may be granted to directors, officers and key employees. Options may be granted at a price determined by the Board of Directors, but not less than 80% of the fair market value at the date of grant. Options are exercisable at such time provided by the grants, but each option granted shall terminate no longer than five years after the date of grant.

              On July 15, 1992, the Board of Directors granted five-year options to purchase 5,000 shares at $1.50 per share, representing the fair market value at the date of grant to each of its four non-employee directors in accordance with the Company's 1992 Non-Qualified Stock Option Plan. As of August 31, 1995, all these options remain outstanding.

              On January 24, 1994,  the Company  granted 25,000 stock options to the Company's Acting President. These options were issued at $2.375 per share, the fair market value price on the day of grant.

              In July 1994, the Company  extended the expiration date of certain outstanding  options  held  by  two  members  of its  Board  of
                 Directors. The resulting compensation expense is being amortized over the extension period.

              In October 1994, the Board of Directors voted in favor of offering all employees, officers and directors holding options at a price greater than $1.00 per share the opportunity to have those options replaced by stock options at a price of $1.00 per share, representing the fair market value at that time. Accordingly, options to purchase 384,300 shares were terminated and an equal number of new options were issued, which is reflected in the table below. In addition, the Company also granted 25,000 stock options to the Company's Acting President at $1.00 per share.


                                                                     (Continued)

                          ELECTRO-CATHETER CORPORATION
                    Notes to Financial Statements, Continued


(9)        Stock Options, cont.



              A  summary of all stock option activity follows:

                                                       Number              Option
                                                         of                 Price
                                                       Shares             Per share           Total

          Year ended August 31, 1993:
                  Granted                              70,000         $  2.25 - 2.75        182,500
                  Exercised                            39,280             .88 - 1.50         35,864
                  Cancelled or expired                 45,000             .88 - 2.50         91,438
          Outstanding at August 31, 1993              638,600             .88 - 5.00      1,117,462
                                                      =======              =========      =========


          Year ended August 31, 1994:
                  Granted                             253,200         $  2.25 - 2.75        644,625
                  Exercised                            66,200             .88 - 2.50         61,788
                  Cancelled or expired                344,800             .88 - 2.75        617,225
          Outstanding at August 31, 1994              480,800             .88 - 5.00      1,083,074
                                                      =======              =========      =========

          Year ended August 31, 1995:
                  Granted                             405,300             .81 - 1.14        407,025
                  Cancelled or expired                395,800            1.19 - 2.75        791,338
         Outstanding at August 31, 1995               490,300             .81 - 5.00        698,761
                                                      =======              =========       =========


     Options to acquire 223,060 shares of common stock were exercisable at August 31, 1995.

(10)         Employee Stock Purchase Plan

              The Company has an Employee Stock  Purchase  Plan (the Plan) which provides for the issuance of a maximum of 75,000 shares of the Company's common stock which will be made available for sale under the Plan's first offering.

              After the first offering,  subsequent offerings shall be made only upon the recommendation of the committee administering the Plan. Common stock can be purchased through employee-authorized payroll deductions at the lower of 85% of the fair market value of the common stock on either the first or last day of trading of the stock during the calendar year. It is the intention of the Company that the Plan qualify under Section 423 of the Internal Revenue Code. The Company's Board of Directors authorized extension of the Plan to January 1, 1996. During 1995, 1994 and 1993, 2,476, 7,403 and 10,455 shares, respectively, were purchased under the Plan.

(11)          Preferred Stock, Common Stock and Paid-in Capital

              The Company is  authorized  to issue  up to  1,000,000  shares  of preferred stock. As of August 31, 1995, no preferred shares have been issued.

              In August 1992, the Company sold 1,666,666  shares of common stock in a private placement at $1.20 per share for gross proceeds of approximately $2,000,000. The costs associated with this private placement were approximately $75,000 and have been netted against the proceeds of the private placement. As


                                                                     (Continued)

                          ELECTRO-CATHETER CORPORATION
                    Notes to Financial Statements, Continued




(11)         Preferred Stock, Common Stock and Paid-in Capital, cont.

                 compensation for its services the placement agent was granted a warrant to purchase 200,000 shares of common stock of the Company at an exercise price of $1.80 per share. This warrant expires August 31, 1997. In connection with the aforementioned private placement, 833,333 shares were purchased by officers and directors of the Company or by their affiliates.

              The Company has a lending agreement  with the  T-Partnership (see note 7). Under the agreement with the T-Partnership a purchase warrant was issued which permits the T-Partnership to purchase 500,000 shares of the Company's common stock at a price of $0.9875 per share. A portion of the amount borrowed has been allocated to the warrants based upon their estimated fair market value at the date of the agreement with a corresponding amount being credited to additional paid-in capital. Such amount ($50,000) is amortized as additional interest expense over the term of the indebtedness. The unamortized balance is shown in other assets in the accompanying 1995 balance sheet.

              In March 1995, the  T-Partnership  purchased 571,500 shares of the
                 Company's restricted common stock, $.10 par value, in a private placement at $.875 per share for gross proceeds of approximately $500,000. In connection with this private placement, the Company also issued to the T-Partnership a purchase warrant to purchase 83,344 shares of the Company's common stock at an exercise price of $1.425 per share. This warrant will expire five years from the date of the agreement. Ervin Schoenblum, the Company's Acting President and director, and another member of the Company's Board of Directors are members of the T-Partnership.

(12)         Income Taxes

              The Company  adopted Statement of Financial  Accounting  Standards
                 (SFAS) No. 109, "Accounting for Income Taxes", as of September 1, 1993. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The effects of adopting SFAS 109 were not material to the financial statements at September 1, 1993.





                                                                     (Continued)
                                      F-14

                          ELECTRO-CATHETER CORPORATION
                    Notes to Financial Statements, Continued


(12)         Income Taxes, cont.

              At August  31,  1995  and  1994,  the  tax  effects  of  temporary differences that give rise to the deferred tax assets and deferred tax liabilities are as follows:

             Deferred tax assets:                                1995                    1994
                                                                 ----                    ----

                 Inventories                               $  104,000                 165,000
                 Accounts receivable,
                   due to allowance for
                   doubtful accounts                           18,000                   5,000
                 Contribution carryover                        23,000                  20,000
                 Compensated absences                          27,000                  32,000
                 Federal and state net
                  operating loss carryforwards              2,549,000               2,263,000
                 Research and development
                  and investment tax credit
                  carryforwards                               850,000                 831,000
                                                              -------                 -------


                  Total gross deferred
                         tax assets                         3,571,000               3,316,000

                 Less valuation allowance                   3,519,000               3,259,000
                                                            ---------               ---------

                 Net deferred tax assets                       52,000                  57,000

             Deferred tax liabilities:

                 Excess of tax over financial
                   statement depreciation                     (52,000)                (57,000)
                                                              -------                 -------

                   Net deferred tax                        $      -0-                     -0-
                                                              =======                 =======


              A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will be realized. The valuation allowance for deferred tax assets as of September 1, 1994 was $3,259,000. The net change in the total valuation allowance for the year ended August 31, 1994 was an increase of $319,000.



                                                                     (Continued)

                          ELECTRO-CATHETER CORPORATION
                    Notes to Financial Statements, Continued



(12)         Income Taxes, cont.

              At August 31, 1995,  the Company had available net operating  loss carryforwards, research and development and investment tax credit carryforwards that expire as follows:

                                  Net                  Research
                               operating                  and         Invest-
                                 loss                  develop-        ment
               Expiration       carry-                  ment            tax
                                forwards               credits        credits

                 1999         $         -                 25,000            -
                 2000                   -                275,000       35,000
                 2001           4,417,000                246,000       43,000
                 2002           2,063,000                      -            -
                 2003             690,000                      -            -
                 2004             268,000                      -            -
                 2005              46,000                      -            -
                 2006             223,000                      -            -
                 2007             454,000                      -            -
                 2008             763,000                102,000            -
                 2009           1,293,000                105,000            -
                 2010           1,227,000                 19,000            -
                                =========                 ======         ====


(13)         Segment Data

              The Company operates in one  business  segment.  Export sales were approximately  $1,964,000  in  1995,  $1,718,000  in  1994  and
                 $2,164,000 in 1993. Sales to the only domestic distributor of the Company's products totalled approximately $765,000 in 1995, $1,261,000 in 1994 and $1,336,000 in 1993, representing approximately 11% of net sales in 1995, 17% in 1994 and 16% in 1993. The agreement with this distributor was terminated on May 31, 1995.

(14)         Related Party Transactions

              During fiscal year 1994 and 1993, a director of the Company who is associated with the T-Partnership was retained as a management consultant to the Company. The Company incurred fees from this individual in the amounts of approximately $16,000 in 1994 and $26,000 in 1993. In December 1993, this individual became the Acting President of the Company and still holds that position.

(15)         Commitments and Contingencies

(a)           The Company has  agreements to lease  facilities  and equipment for use in the operations of the business under operating leases. The Company incurred rental expenses in connection with these leases of approximately $148,000 in 1995, $155,000 in 1994 and $152,000 in 1993.





                                                                     (Continued)

                          ELECTRO-CATHETER CORPORATION
                    Notes to Financial Statements, Continued



(15)         Commitments and Contingencies, cont.

              The following is a schedule of future minimum rental  payments for operating leases which expire through 1998:


                     1996                              $     26,687
                     1997                                    22,007
                     1998                                     6,877
                                                              -----


(b)           In October 1995, the Company  entered into two leases that meet the requirements for capitalization. Both leases are for a duration of five years with combined annual payments of approximately $13,000.


(c)           The  Company  is  involved  in certain  claims  and  litigation arising in the normal course of business. Management believes, based on the opinion of counsel representing the Company in such matters, that the outcome of such claims and litigation will not have a material effect on the Company's financial position and results of operations.

                                                                                                      Schedule VIII

                                           ELECTRO-CATHETER CORPORATION

                                         Valuation and Qualifying Accounts



                                                                      Addition
                                                Balance               charged
                                                at begin-             to cost                         Balance
                                                ing of                  and           Write-          at end
Description                                      year                 expenses         offs           of year



1995 Allowance for doubtful accounts            $ 21,776               55,020             -          76,796
                                                ========               ======        ======          ======

1994 Allowance for doubtful accounts            $ 28,139                   -          6,363          21,776
                                                ========               ======        ======          ======

1993 Allowance for doubtful accounts            $ 42,000                   -         13,861          28,139
                                                ========               ======        ======          ======

                                                                F-18