Form 10-Q
period 1995-11-30
ELECTRO CATHETER CORP
filed 1996-01-16
CIK 32120

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-Q
   X
________            QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended November 30, 1995

                    TRANSITION REPORT PURSUANT TO SECTION 13 OR
________            15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-7578

                          ELECTRO-CATHETER CORPORATION
               (Exact name of the Registrant as specified in Charter)

    New Jersey                                              22-1733406
(State of Incorporation)                           (I.R.S. Employer ID Number)

                  2100 Felver Court, Rahway, New Jersey 07065
         --------------------------------------------------------------
              (Address of Principal Executive Offices) (Zip Code)

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

     6,347,345 shares of Common stock, $.10 par value as of January 9, 1996.

                          ELECTRO-CATHETER CORPORATION



                              TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
                                                                   PAGE

Item 1.   Financial Statements (Unaudited):


          Condensed Comparative Balance Sheets
             November 30, 1995 and August 31, 1995                    1


          Condensed Comparative Statements of Operations -
             Three Months Ended November 30, 1995
               and November 30, 1994                                  2


          Condensed Comparative Statements of Cash Flows -
             Three Months Ended November 30, 1995
               and November 30, 1994                                  3


          Notes to Condensed Financial Statements                     4


Item 2.   Management's Discussion and Analysis of Results
            of Operations and Financial Condition                   5 - 7


PART II. OTHER INFORMATION

Item 5.   Other Information                                           7

Item 6.   Exhibits and Reports on Form 8-K                            7

          SIGNATURES                                                  7

                                                    ELECTRO-CATHETER CORPORATION
                                                CONDENSED COMPARATIVE BALANCE SHEETS
                                                            (Unaudited)
                                               November 30, 1995 and August 31, 1995

                                                               November 30                       August 31
                                                                   1995                             1995
                                                               -----------                        -------

  ASSETS
Current assets:
  Cash and cash equivalents                                   $    95,423                         304,385
  Accounts receivable, net                                      1,205,489                       1,206,288
  Inventories
    Finished goods                         1,068,275                              938,224
    Work-in-process                          657,362                              644,957
    Materials and supplies                   520,537                              509,898
                                           ---------                             --------
    Total inventories                                           2,246,174                       2,093,079
    Prepaid expenses and
     other current assets                                          71,591                          43,030
                                                               ----------                      ----------

    Total current assets                                        3,618,677                       3,646,782

Property, plant and equipment, net                                577,236                         598,787
Other assets, net                                                 125,468                         135,947
                                                               ----------                       ---------

         Total assets                                           4,321,381                       4,381,516
                                                                =========                       =========

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of subordinated
      debentures due to T-Partneership                             75,000                               -
  Current installments of long-term debt                                -                          13,055
  Accounts payable and accrued expenses                           947,229                       1,128,310
                                                                 --------                     -----------
  Total current liabilities                                     1,022,229                       1,141,365

  Subordinated debentures due to
     T-Partnership, excluding current
     installments                                               1,425,000                       1,200,000
                                                                ---------                       ---------

  Total liabilities                                             2,447,229                       2,341,365
                                                                ---------                       ---------

  Stockholders' equity:
    Common stock                                                  634,734                         633,630
    Additional paid-in capital                                 10,625,929                      10,615,298
    Accumulated deficit                                        (9,386,511)                     (9,208,777)
                                                              -----------                     -----------

      Total stockholders' equity                                1,874,152                       2,040,151
                                                                ---------                       ---------

      Total liabilities and stockholders'
          equity                                              $ 4,321,381                       4,381,516
                                                                =========                       =========

See accompanying notes to condensed financial statements.



                                                    ELECTRO-CATHETER CORPORATION

                                           CONDENSED COMPARATIVE STATEMENTS OF OPERATIONS
                                                            (Unaudited)


                                                                    Three Months Ended
                                                                       November 30,

                                                          1995                            1994
                                                          ----                            ----
Net sales                                           $  1,825,993                      1,626,721
Cost of goods sold                                       894,897                        876,685
                                                         -------                        -------
  Gross profit                                           931,096                        750,036

Operating expenses:
  Selling, general and administrative                    788,036                        709,184
  Research and development                               277,336                        231,434
                                                         -------                        -------
    Operating loss                                      (134,276)                      (190,582)
Other income (expenses):
  Interest income                                             86                            305
  Interest expense                                       (43,544)                       (28,294)
                                                         -------                        -------

     Net loss                                       $   (177,734)                      (218,571)
                                                        ========                       ========


Net loss per common share                           $      (0.03)                         (0.04)
                                                           =====                          =====

Dividends per share                                         None                           None

Weighted average shares outstanding                    6,344,584                      5,762,324


See accompanying notes to condensed financial statements.


                                                         ELECTRO-CATHETER CORPORATION

                                                CONDENSED COMPARATIVE STATEMENTS OF CASH FLOWS
                                                                  (Unaudited)

                                                                      Three Months Ended
                                                                          November 30,

                                                                    1995                   1994
                                                                    ----                   ----
Increase (decrease) in cash:
Cash flows from operating activities:
  Cash received from customers                               $ 1,814,777              1,718,826
  Cash paid to vendors and employees                          (2,260,223)            (1,922,860)
  Interest received                                                   86                    305
  Interest paid                                                  (41,461)               (20,996)
                                                                  ------                -------
  Net cash used in operating activities                         (486,821)              (224,725)

Cash flows from investing activities:
  Cash purchases of property, plant and
    equipment                                                     (9,086)                (4,739)
                                                                  ------                 ------

Net cash used in investing activities                             (9,086)                (4,739)
                                                                  ------                -------
Cash flows from financing activities:
  Proceeds from loan and warrants
    from T-Partnership                                           300,000                125,000
  Repayment of debt                                              (13,055)                (4,390)
                                                                 -------                -------
  Net cash provided by financing activities                      286,945                120,610
                                                                 -------                -------

  Net decrease in cash                                          (208,962)              (108,854)
  Cash at beginning of period                                    304,385                376,388
                                                                 -------                -------
  Cash at end of period                                      $    95,423                267,534
                                                                  ======                =======

  Net loss                                                   $  (177,734)              (218,571)
    Adjustments:
      Depreciation                                                30,637                 34,857
      Amortization                                                 2,083                  7,298

    Changes in assets and liabilities:
      Decrease in accounts receivable, net                           799                 92,105
      Increase in inventories                                   (153,095)              (107,968)
     (Increase) decrease in prepaid
        expenses and other current assets                        (28,561)                20,569
      Decrease (increase) in other assets                          8,396                 (1,145)
      Decrease in accounts payable and accrued expenses         (169,346)               (51,870)
                                                                --------                -------

Net cash used in operating activities                        $  (486,821)              (224,725)
                                                                ========               ========

See accompanying notes to condensed financial statements.

                          ELECTRO-CATHETER CORPORATION

                    NOTES TO CONDENSED FINANCIAL STATEMENTS





Note 1  Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of Electro-Catheter Corporation as of November 30, 1995, the results of operations for the three months ended November 30, 1995 and November 30, 1994 and statements of cash flows for the three months ended November 30, 1995 and November 30, 1994, but are not necessarily indicative of the results to be expected for the full year.

     These statements should be read in conjunction with the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended August 31, 1995.


Note 2 Subordinated Debentures

     The Company and the T-Partnership, to whom the Company has had an indebtedness of $1,500,000, agreed in January 1996 to a restructuring of their financing agreement. The T-Partnership has advanced an additional $100,000 to the Company and has agreed to defer all interest payments due from the Company for a period of three months (interest payments to be added to outstanding principal on the T-Partnership indebtedness). The assets of the Company will secure these new advances and will continue to secure preexisting indebtedness due from the Company to the T-Partnership. In exchange for these advances, the Company has agreed that if it is not in compliance with certain financial covenants, to be tested on a monthly basis, the T-Partnership may declare an Event of Default and accelerate repayment of indebtedness. The Company is currently in compliance with this covenant. The T-Partnership indebtedness otherwise is to be repaid in equal monthly payments from September 1, 1996 through August 1, 2001.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
   AND FINANCIAL CONDITION


Results of Operations

     Net sales for the three months ended November 30, 1995 increased $199,272 (12.2%) as compared to the three months ended November 30, 1994. Total domestic sales increased $41,746 (3.4%) and international sales increased $157,526 (35.6%) for the three months ended November 30, 1995 as compared to the same period in the prior year. The increase in domestic sales is attributed to shipments to an OEM customer for a special-design catheter and higher volume in the northeast region previously handled by a distributor. The increase in sales in the northeast region is also a result of the increase in the selling prices which now exclude the distributor discount. This sales increase was partially offset by declines in the other regions. International sales reflects the increase in the Company's traditional as well as electrophysiology products.

     The Company continues to investigate other potential opportunities for increased sales, including alignment with buying groups and increasing the Company's OEM business. Also, the Company continues to devote a significant portion of its engineering and sales activities to electrophysiology. However, there can be no assurance that the Company will be successful in its efforts to increase sales.

     Gross profit dollars increased $181,060 (24.1%) for the three months ended November 30, 1995 as compared to the three months ended November 30, 1994. This increase is primarily attributed to the increase in operating yields and volume. The gross profit percentages for the three months ended November 30, 1995 and November 30, 1994 were 51.0% and 46.1%, respectively. Gross profit for this past quarter was also favorably impacted by the increase in sales in the northeast region as a result of selling directly to hospitals as well as sales not including the distributor discount. In December 1995, the Company reduced its manufacturing staff as a result of lower than anticipated product demand.

     Selling, general and administrative expenses increased $78,852 (11.1%) for the three month period ended November 30, 1995 as compared to the same period in the prior year. This increase is primarily attributed to a rise in selling expenses associated with the addition of new sales representatives to cover the territory previously represented by a distributor and the addition of an International Marketing Manager. This increase was partially offset by lower administrative costs.

     Research and development expenditures increased $45,902 (19.8%) for the three months ended November 30, 1995 as compared to the three months ended November 30, 1994. The increase is attributed to an increase in personnel and purchases of research and development materials.

     Interest expense increased as a result of increased borrowings from the T-Partnership.

     The net loss for the three months ended November 30, 1995 was $177,734 or $.03 per share as compared to a loss of $218,571 or $.04 per share for the three months ended November 30, 1994.


Liquidity and Capital Resources

     Working capital decreased $91,031 to $2,596,448 from August 31, 1995. The current ratio was 3.5 to 1 at November 30, 1995 as compared to 3.2 to 1 at August 31, 1995. Net cash used in operating activities was $486,821 for the first three months of fiscal year 1996 as compared to $224,725 for the first three months of fiscal year 1995, primarily as a result of the loss from operations, increase in inventories and decrease in current liabilities. During the first three months of fiscal year 1996, the Company was able to satisfy its cash shortfall from operating activities with the borrowings from the T-Partnership and cash on hand. The Company continues to devote significant resources to the development of new products and sales activities.

     On August 31, 1995, the Company entered into an agreement with the T-Partnership to borrow an additional $500,000 and combine such loan with the original $1,000,000 for a total loan due to the T-Partnership of $1,500,000. The T-Partnership agreed to lend the Company $200,000 on the execution of the agreement and, at the Company's request, an additional sum of $300,000. As of November 30, 1995, the Company had borrowed all of the $500,000. The rate of interest is 12% per annum and is payable monthly on any outstanding balance. Principal payments of $20,000 were scheduled to commence on September 1, 1995 for the original $1,000,000. However, the new agreement provides for repayment to begin on September 1, 1996 with installments of $25,000 each month. Any remaining balance is due on August 1, 2001. The loan is secured by the Company's property, building, accounts receivable, inventories and machinery and equipment. The Company must prepay the outstanding balance in the event the Company is merged into or consolidated with another corporation or the Company sells all or substantially all of its assets. Ervin Schoenblum, the Company's Acting President and director and another member of the Company's Board of Directors are members of the T-Partnership.

     Under the provisions of the original agreement, the T-Partnership was granted purchase warrants which permitted the T-Partnership to purchase 166,667 shares of the Company's common stock at a price of $3.25 per share. The new agreement states that the T-Partnership will surrender its original purchase warrant to purchase 166,667 shares of common stock and be granted a new purchase warrant to purchase 500,000 shares of the Company's common stock at a price of $0.9875 per share. The warrants are immediately exercisable.

     The Company and the T-Partnership, to whom the Company has had an indebtedness of $1,500,000, agreed in January 1996 to a restructuring of their financing agreement. The T-Partnership has advanced an additional $100,000 to the Company and has agreed to defer all interest payments due from the Company for a period of three months (interest payments to be added to outstanding principal on the T-Partnership indebtedness). The assets of the Company will secure these new advances and will continue to secure preexisting indebtedness due from the Company to the T-Partnership. In exchange for these advances, the Company has agreed that if it is not in compliance with certain financial covenants, to be tested on a monthly basis, the T-Partnership may declare an Event of Default and accelerate repayment of indebtedness. The Company is currently in compliance with this covenant. The T-Partnership indebtedness otherwise is to be repaid in equal monthly payments from September 1, 1996 through August 1, 2001.

     The Company's ability to continue in business is dependent upon its ability to generate sufficient cash flow from operations or to obtain additional financing. The Company continues to re-evaluate its plans and adopt certain cost reduction measures. In December, 1995, the Company reduced its manufacturing staff as a result of lower than anticipated product demand. The Company is also attempting to increase sales by examining and, where appropriate, modifying its distribution network, utilizing aggressive pricing and introducing new products to market.

     Inflation did not have a material impact on the results of the Company's operations for the three months ended November 30, 1995.

Part II. Other Information

Item 5.  Other Information

     Dr. Robert I. Bernstein and Michael Bernstein, M.D. have recently resigned from the Board of Directors for health reasons. The Company will consider adding, on a timely basis, one or more members to the Board of Directors.

Item 6. Exhibits and Reports on Form 8-K

     Exhibits

     None.

     Reports on Form 8-K

     None.

     Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ELECTRO-CATHETER CORPORATION

                                        /s/Ervin Schoenblum
Date:  January 16, 1996                 Ervin Schoenblum
                                        Acting President and
                                        Chief Operating Officer

                                        /s/Joseph P. Macaluso
Date:  January 16, 1996                 Joseph P. Macaluso
                                        Chief Financial Officer