Form 10-Q
period 1996-02-29
ELECTRO CATHETER CORP
filed 1996-04-15
CIK 32120

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                              --------------------

                                    FORM 10-Q

    X                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR
  ______                 15(d) OF THE SECURITIES EXCHANGE ACT OF
                         1934

                         For the quarterly period ended February 29,
                         1996

  ______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                              Commission File No. 0-7578

                          ELECTRO-CATHETER CORPORATION
                 (Exact name of the Registrant as specified in Charter)

      New Jersey                                        22-1733406
   (State of Incorporation)                    (I.R.S. Employer ID Number)

                   2100 Felver Court, Rahway, New Jersey 07065
        ----------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

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

     6,350,211 shares of common stock, $.10 par value as of April 4, 1996.

                          ELECTRO-CATHETER CORPORATION



                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
                                                                    PAGE


Item 1.  Financial Statements (Unaudited):


                Condensed Comparative Balance Sheets
                    February 29, 1996 and August 31, 1995             1


                Condensed Comparative Statements of Operations -
                    Three and Six Months Ended February 29, 1996
                    and February 28, 1995                             2


                Condensed Comparative Statements of Cash Flows -
                    Six Months Ended February 29, 1996 and
                    February 28, 1995                                 3


                Notes to Condensed Financial Statements               4


Item 2.         Management's Discussion and Analysis of Financial
                    Condition and Results of Operations             5 - 7


PART II. OTHER INFORMATION

Item 5.         Other Information                                     7

                SIGNATURES                                            8



                                                     ELECTRO-CATHETER CORPORATION
                                                 CONDENSED COMPARATIVE BALANCE SHEETS
                                                              (Unaudited)
                                                 February 29, 1996 and August 31, 1995

                                                              February 29,                                August 31,
                                                                     1996                                       1995
 ASSETS
Current assets:
    Cash and cash equivalents                                $    16,831                                    304,385
    Accounts receivable, net                                   1,380,843                                  1,206,288
    Inventories
    Finished goods                          1,062,556                                 938,224
    Work-in-process                           605,801                                 644,957
    Materials and supplies                    509,032                                 509,898
                                            ---------                               ---------
    Total inventories                                          2,177,389                                  2,093,079
    Prepaid expenses and
         other current assets                                     83,673                                     43,030
                                                              ----------                                 ----------

   Total current assets                                        3,658,736                                  3,646,782

Property, plant and equipment, net                               596,561                                    598,787
Other assets, net                                                122,950                                    135,947
                                                              ----------                                  ---------

Total assets                                                   4,378,247                                  4,381,516
                                                               =========                                  =========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current installments of subordinated
          debentures due to T-Partnership                        150,000                                          -
   Current installments of capitalized
          lease obligations                                        7,212                                          -
   Current installments of long-term debt                              -                                     13,055
   Accounts payable and accrued expenses                         945,475                                  1,128,310
                                                                --------                                -----------
Total current liabilities                                      1,102,687                                  1,141,365
Subordinated debentures due to
    T-Partnership, excluding current installments              1,450,000                                  1,200,000
Long-term capital lease obligations                               41,177                                          -
                                                              ----------                                  ---------

Total liabilities                                              2,593,864                                  2,341,365
                                                               ---------                                  ---------

Stockholders' equity:
   Common stock                                                  635,021                                    633,630
   Additional paid-in capital                                 10,626,708                                 10,615,298
   Accumulated deficit                                        (9,477,346)                                (9,208,777)
                                                             -----------                                -----------

  Total stockholders' equity                                   1,784,383                                  2,040,151
                                                               ---------                                  ---------

  Total liabilities and stockholders'
     equity                                                  $ 4,378,247                                  4,381,516
                                                               =========                                  =========

See accompanying notes to condensed financial statements.




                                                     ELECTRO-CATHETER CORPORATION

                                            CONDENSED COMPARATIVE STATEMENTS OF OPERATIONS
                                                              (Unaudited)



                                                   Three Months Ended                        Six Months Ended

                                           February 29,        February 28,            February 29,       February 28,
                                             1996                 1995                    1996              1995
                                             ----                 ----                    ----              ----

Net sales                                 $  1,953,692      $ 1,873,415               $ 3,779,685        $ 3,500,136
Cost of goods sold                             994,388        1,046,917                 1,889,285          1,923,602
                                               -------        ---------                 ---------          ---------


        Gross profit                           959,304          826,498                 1,890,400          1,576,534


Operating expenses:
    Selling, general and administrative        746,456          788,519                 1,534,492          1,497,703
    Research and development                   252,013          191,753                   529,349            423,187
                                               -------          -------                   -------           --------


Operating loss                                 (39,165)        (153,774)                 (173,441)          (344,356)

Other income (expenses):
    Interest income                                  -            2,295                        86              2,600
    Interest expense                           (51,670)         (28,904)                  (95,214)           (57,198)
                                               -------         --------                  --------            -------
        Net loss                             $ (90,835)        (180,383)                 (268,569)          (398,954)
                                               =======        =========                 =========          =========


Net loss per common share                       $(0.01)         $ (0.03)                 $  (0.04)           $ (0.07)
                                                ======         ========                 =========           ========

Dividends per share                              None             None                       None               None

Weighted average shares outstanding          6,348,778        5,762,324                 6,346,586          5,762,324


See accompanying notes to condensed financial statements.





                                                     ELECTRO-CATHETER CORPORATION
                                            CONDENSED COMPARATIVE STATEMENTS OF CASH FLOWS
                                                              (Unaudited)
                                                                                           Six Months Ended
                                                                                    February 29,          February 28,

                                                                                        1996                1995
                                                                                        ----                ----
Increase (decrease) in cash:
Cash flows from operating activities:
    Cash received from customers                                                  $  3,595,130              3,350,785
    Cash paid to vendors and employees                                              (4,198,973)            (3,899,791)
    Interest received                                                                        -                  2,600
    Interest paid                                                                      (59,545)               (57,364)
                                                                                     ---------             ----------

    Net cash used in operating activities                                             (663,388)              (603,770)

Cash flows from investing activities:
    Cash purchases of property, plant and
       equipment                                                                       (11,298)                (7,048)
                                                                                       -------                 ------
Net cash used in investing activities                                                  (11,298)                (7,048)
                                                                                       -------                 ------

Cash flows from financing activities:
    Stock purchase plan                                                                  1,066                      -
    Proceeds from loan from and issuance
       of warrants from T-Partnership                                                  400,000                250,000
    Reductions of debt and capitalized lease
       obligations                                                                     (13,934)                (8,899)
                                                                                      --------                -------

    Net cash provided by financing
       activities                                                                      387,132                241,101

Net decrease in cash                                                                  (287,554)              (369,717)
Cash at beginning of period                                                            304,385                376,388
                                                                                       -------                -------

Cash at end of period                                                               $   16,831                  6,671
                                                                                        ======                  =====

Net loss                                                                            $ (268,569)              (398,954)
    Adjustments:
       Depreciation                                                                     62,792                 70,074
       Amortization                                                                      4,167                  9,298

    Changes in assets and liabilities:
       Increase in accounts receivable, net                                           (174,555)              (149,351)
       Increase in inventories                                                         (84,310)                (8,428)
       (Increase) decrease in prepaid expenses
           and other current assets                                                    (40,643)                33,602
       Decrease in other assets                                                          8,830                  7,299
       Decrease in accounts payable
           and accrued expenses                                                       (171,100)              (167,310)
                                                                                      --------               --------

Net cash used in operating activities                                               $ (663,388)              (603,770)
                                                                                      ========                =======

    Noncash investing and financial activities:
       During the six months ended February 29, 1996, capitalized lease obligations of $49,268 were recognized when the Company entered into leases for equipment.

See accompanying notes to condensed financial statements.


                          ELECTRO-CATHETER CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS





Note 1  Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of Electro-Catheter Corporation as of February 29, 1996, the results of operations for the three and six months ended February 29, 1996 and February 28, 1995 and statements of cash flows for the six months ended February 29, 1996 and February 28, 1995, but are not necessarily indicative of the results to be expected for the full year.

     These statements should be read in conjunction with the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended August 31, 1995.

Note 2 Subordinated Debentures

     The Company and the T-Partnership, to whom the Company has had an indebtedness of $1,500,000, agreed in January 1996 to a restructuring of their financing agreement. The T-Partnership advanced additional amounts of $100,000 to the Company on January 11, 1996 and March 5, 1996 and deferred all interest payments due from the Company for a period of three months (interest payments were added to outstanding principal on the T-Partnership indebtedness). The assets of the Company will secure these new advances and will continue to secure preexisting indebtedness due from the Company to the T-Partnership. In exchange for these advances, the Company has agreed that if it is not in compliance with certain financial covenants, to be tested on a monthly basis, the T-Partnership may declare an Event of Default and accelerate repayment of indebtedness. The Company is currently in compliance with this covenant. The T-Partnership indebtedness otherwise is to be repaid in equal monthly payments from September 1, 1996 through August 1, 2001.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
       RESULTS OF OPERATIONS

Results of Operations

     Net sales for the three months ended February 29, 1996 increased $80,277 (4.3%) as compared to the three months ended February 28, 1995. International sales increased $219,734 (45.8%) as a result of higher sales of steerable catheters with temperature control that are sold based upon specific approval from certain countries under Section 801(e) of the FDA regulations. Sales also increased as a result of further penetration of the worldwide market and the timing of orders from distributors that maintain inventory. This increase was partially offset by a decrease in domestic sales of $139,457 (10.0%). This decrease is a result of a decline in sales in certain regions of the U.S. as well as a decline in shipments to an OEM customer for a special-design catheter which is used by this customer in clinical trials for its own product.

     For the six months ended February 29, 1996 international sales increased as a result of higher sales of steerable catheters with temperature control that are sold based upon specific approval from certain countries under Section 801(e) of the FDA regulations. Sales also increased due to further penetration of the worldwide market and the timing of orders from distributors that maintain inventory. This increase was offset by a decline in domestic sales of $97,711 (38%) for the six months ended February 29, 1996. This decrease is attributed to a decline in sales in certain regions of the U.S.

     Gross profit dollars increased $132,895 (16.1%) and $313,866 (19.9%) for the three and six months ended February 29, 1996 as compared to the three and six months ended February 28, 1995. This increase is primarily attributed to the increase in operating yields and manufacturing output. The gross profit percentages for the three and six months ended February 29, 1996 were 49.1% and 50.0%, respectively, as compared to 44.1% and 45.0%, respectively, for the same periods last year. Gross profit for the current fiscal year also included the positive impact of selling directly to hospitals in the northeast region rather than through a distributor, which required discounts, as the Company did the prior fiscal year. In December 1995, the Company reduced its manufacturing staff as a result of lower than anticipated product demand. Gross profit will be negatively affected for a period of time as a result of this labor reduction since overhead expenses will be allocated over a smaller direct labor pool.

     Selling, general and administrative expenses decreased $42,063 (5.3%) for the three month period ended February 29, 1996 as compared to the same period last year. This decrease primarily reflects lower domestic selling expenses associated with the departure of four of the Company's sales representatives who have not been replaced. This decrease was partially offset by expenses attributed to the addition of an International Marketing Manager. Selling, general and administrative expenses increased $36,789 (2.5%) for the six month period ended February 29, 1996 as compared to the same period last year. This increase is attributed mostly to an increase in selling expenses during the first quarter of the current fiscal year associated with the addition of new sales representatives to cover the territory previously represented by a distributor and the addition of an International Marketing Manager. As noted above, during the second quarter of fiscal year 1996, four of the Company's sales representatives departed and were not replaced, which resulted in the lower second quarter expenditures.

     Research  and  development   expenditures  increased  $60,260  (31.4%)  and
$106,162 (25.1%) for the three and six months ended February 29, 1996 as compared to the three and six months ended February 28, 1995. The increase for the three months ended February 29, 1996 is attributed to an increase in personnel and support from manufacturing for new product development. The increase for the six months ended February 29, 1996 is attributed to an increase in personnel and purchases of materials used for new product development.

     Interest expense increased as a result of additional borrowings from the T-Partnership, including the amortization of warrants issued in conjunction with these borrowings.

     The net loss for the three months ended February 29, 1996 was $90,385 or $.01 per share as compared to a loss of $180,383 or $.03 per share for the three months ended February 28, 1995.

     The net loss for the six months ended February 29, 1996 was $268,569 or $.04 per share as compared to a loss of $398,954 or $.07 per share for the six months ended February 29, 1996.

Liquidity and Capital Resources

     Working capital increased $50,632 to $2,556,049 from August 31, 1995. The current ratio was 3.3 to 1 at February 29, 1996 as compared to 3.2 to 1 at August 31, 1995. Net cash used in operating activities was $663,388 for the first six months of fiscal year 1996 as compared to $603,770 for the first six months of 1995 as a result of the loss from operations, increases in accounts receivable and inventories and the reduction in accounts payable and accrued expenses. During the first six months of 1996 the Company was able to satisfy its cash shortfall from operating activities with the borrowings from the T-Partnership and cash on hand.

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

     The Company and the T-Partnership, to whom the Company has had an indebtedness of $1,500,000, agreed in January 1996 to a restructuring of their financing agreement. The T-Partnership has advanced an additional $200,000 to the Company and has agreed to defer all interest payments due from the Company for a period of three months (interest payments to be added to outstanding principal on the T-Partnership indebtedness). The assets of the Company will secure these new advances and will continue to secure preexisting indebtedness due from the Company to the T- Partnership. In exchange for these advances, the Company has agreed that if it is not in compliance with certain financial covenants, to be tested on a monthly basis, the T-Partnership may declare an Event of Default and accelerate repayment of indebtedness. The Company is currently in compliance with this covenant. The T- Partnership indebtedness otherwise is to be repaid in equal monthly payments from September 1, 1996 through August 1, 2001.

     The Company's ability to continue in business is dependent upon its ability to generate sufficient cash flow from operations or to obtain additional financing. The Company continues to re-evaluate its plans and adopt certain revenue enhancement and cost reduction measures. In December, 1995, the Company reduced its manufacturing staff as a result of lower than anticipated product demand. The Company is also attempting to increase sales by examining and, where appropriate, modifying its distribution network, utilizing aggressive pricing and introducing new products to market.

     Inflation did not have a material impact on the results of the Company's operations for the six months ended February 29, 1996.

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


                                ELECTRO-CATHETER CORPORATION



                                /s/ Ervin Schoenblum
Date April 15, 1996             Ervin Schoenblum
                                Acting President & Chief Operating Officer


                                /s/Joseph P. Macaluso
Date  April 15, 1996            Joseph P. Macaluso
                                Chief Financial Officer