Form 10-Q
period 1996-05-31
ELECTRO CATHETER CORP
filed 1996-07-15
CIK 32120

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q

        X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR
       --          15(d) OF THE SECURITIES EXCHANGE ACT OF
                   1934

                   For the quarterly period ended May 31, 1996

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

     6,350,211 shares of Common stock, $.10 par value as of July 8, 1996.

                          ELECTRO-CATHETER CORPORATION



                             TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                      PAGE


Item 1.         Financial Statements (Unaudited):


                Condensed Comparative Balance Sheets
                    May 31, 1996 and August 31, 1995                1


                Condensed Comparative Statements of Operations -
                    Three and Nine Months Ended May 31, 1996
                    and May 31, 1995                                2


                Condensed Comparative Statements of Cash Flows -
                    Nine Months Ended May 31, 1996 and
                    May 31, 1995                                    3

                Notes to Condensed Financial Statements             4


                Management's Discussion and Analysis of Financial
                    Condition and Results of Operations           5 - 7

PART II. OTHER INFORMATION

                Not Applicable

                Signatures                                          8


                                                     ELECTRO-CATHETER CORPORATION

                                                 CONDENSED COMPARATIVE BALANCE SHEETS
                                                              (Unaudited)
                                                   May 31, 1996 and August 31, 1995

                                                                       May 31,                                 August 31,
                                                                          1996                                       1995

   ASSETS
Current assets:
  Cash and cash equivalents                                         $   118,544                             $    304,385
  Accounts receivable, net                                              1,050,601                                1,206,288
  Inventories
   Finished goods                            1,137,889                                        938,224
   Work-in-process                             553,082                                        644,957
   Materials and supplies                      504,243                                        509,898
                                            ----------                                     ----------
   Total inventories                                                    2,195,214                                2,093,079

     Prepaid expenses and
         other current assets                                              63,601                                   43,030
                                                                           ------                                   ------

   Total current assets                                                 3,427,960                                3,646,782

Property, plant and equipment, net                                        524,743                                  598,787
Leased property under capitalized
   leases, net                                                             46,346                                        -
Other assets, net                                                         122,787                                  135,947
                                                                          -------                                  -------

Total assets                                                            4,121,836                                4,381,516
                                                                        =========                                =========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current installments of subordinated
          debentures due to T-Partnership                                 225,000                                        -
   Current installments of capitalized
          lease obligations                                                 7,489                                        -
   Current installments of long-term debt                                       -                                   13,055
   Accounts payable and accrued expenses                                  902,864                                1,128,310
                                                                          -------                                ---------
Total current liabilities                                               1,135,353                                1,141,365
Subordinated debentures due to
          T-Partnership, excluding current
          installments                                                  1,475,000                                1,200,000
Long-term capital lease obligations                                        40,326                                        -
                                                                        ---------                                ---------
Total liabilities                                                       2,650,679                                2,341,365
                                                                        ---------                                ---------

Stockholders' equity:
   Common stock                                                           635,021                                  633,630
   Additional paid-in capital                                          10,626,708                               10,615,298
   Accumulated deficit                                                 (9,790,572)                              (9,208,777)
                                                                       ----------                               ----------

  Total stockholders' equity                                            1,471,157                                2,040,151
                                                                        ---------                                ---------

  Total liabilities and stockholders'
     equity                                                          $  4,121,836                             $  4,381,516
                                                                     ============                             ============
  See accompanying notes to condensed financial statements.

                                                                  1






                                                    ELECTRO-CATHETER CORPORATION

                                           CONDENSED COMPARATIVE STATEMENTS OF OPERATIONS
                                                             (Unaudited)


                                                  Three Months Ended                       Nine Months Ended
                                                        May 31,                                   May 31,
                                               1996              1995                   1996            1995

Net sales                                $ 1,702,137       $  1,774,495           $   5,481,822      $  5,274,631

Cost of goods sold                           928,468            921,956               2,817,753         2,845,558
                                             -------            -------               ---------         ---------


        Gross profit                         773,669            852,539               2,664,069         2,429,073

Operating expenses:
    Selling, general and administrative      769,943            964,244               2,304,435         2,461,947
    Research and development                 261,419            230,996                 790,768           654,183
                                             -------            -------                 -------           -------

Operating loss                              (257,693)          (342,701)              (431,134)          (687,057)


Other income (expenses):
    Interest income                                -              1,244                     86              3,844
    Interest expense                         (55,533)           (28,246)              (150,747)           (85,444)
                                             -------            -------               --------            -------

        Net loss                         $  (313,226)      $   (369,703)          $   (581,795)      $   (768,657)
                                          ===========       ============           ============       ============

Net loss per common share                $     (0.05)      $      (0.06)          $      (0.09)      $      (0.13)
                                             ========          =========              =========          =========

Dividends per share                             None               None                   None                None

Weighted average shares outstanding         6,350,211           6,078,011             6,347,624          5,934,517



See accompanying notes to condensed financial statements.


                                                    ELECTRO-CATHETER CORPORATION

                                           CONDENSED COMPARATIVE STATEMENTS OF CASH FLOWS
                                                               (Unaudited)

                                                                                          Nine Months Ended
                                                                                               May 31,
                                                                                        1996                 1995

Increase (decrease) in cash:
Cash flows from operating activities:
    Cash received from customers                                                     $ 5,626,750       $   5,211,115
    Cash paid to vendors and employees                                                (6,188,521)         (6,017,760)
    Interest received                                                                         86               3,844
    Interest paid                                                                        (92,559)            (84,111)
                                                                                         -------             -------


    Net cash used in operating activities                                               (654,244)           (886,912)
                                                                                        --------            --------


Cash flows from investing activities:
    Cash purchases of property, plant and
       equipment                                                                         (18,155)            (10,681)
                                                                                         -------             -------

Net cash used in investing activities                                                    (18,155)            (10,681)
                                                                                         -------             -------

Cash flows from financing activities:
    Proceeds from the issuance of stock                                                        -             500,063
    Proceeds from Stock Purchase Plan                                                      1,066               2,236
    Proceeds from loan and issuance
       of warrants to T-Partnership                                                      500,000             250,000
    Reductions of debt and capitalized lease
       obligations                                                                       (14,508)            (13,497)
                                                                                         -------             -------
    Net cash provided by (used in) financing activities                                  486,558             738,802
                                                                                         -------             -------

Net decrease in cash                                                                    (185,841)           (158,791)
Cash at beginning of period                                                              304,385             376,388
                                                                                         -------             -------

Cash at end of period                                                                    118,544             217,597
                                                                                         =======             =======

Net loss                                                                             $  (581,795)        $  (768,657)
    Adjustments:
       Depreciation                                                                       95,121             104,207
       Amortization of deferred charges                                                    6,250               9,298

    Changes in assets and liabilities:
       Decrease (increase) in accounts receivable, net                                   155,687             (63,516)
       Increase in inventories                                                          (102,135)           (239,066)
       Decrease (increase) in prepaid expenses and
           other current assets                                                          (20,571)             88,658
      Decrease (increase) in other assets                                                  6,910             (32,861)
      (Decrease) increase in accounts payable
           and accrued expenses                                                         (213,711)             15,025
                                                                                        --------              ------

Net cash used in operating activities                                                $  (654,244)        $  (886,912)
                                                                                      ===========         ===========

See accompanying notes to condensed financial statements.

                          ELECTRO-CATHETER CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS





Note 1  Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of Electro-Catheter Corporation as of May 31, 1996, the results of operations for the three and nine months ended May 31, 1996 and May 31, 1995 and statements of cash flows for the nine months ended May 31, 1996 and May 31, 1995, but are not necessarily indicative of the results to be expected for the full year.

     These statements should be read in conjunction with the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended August 31, 1995.

Note 2   Subordinated Debentures

     The Company and the T-Partnership, to whom the Company has had an indebtedness of $1,500,000, agreed in January 1996 to a restructuring of their financing agreement. The T-Partnership advanced additional amounts of $100,000 to the Company on January 11, 1996 and March 5, 1996 and deferred all interest payments due from the Company for a period of three months (interest payments were added to outstanding principal on the T- Partnership indebtedness). The assets of the Company will secure these new advances and will continue to secure preexisting indebtedness due from the Company to the T-Partnership. In exchange for these advances, the Company has agreed that if it is not in compliance with certain financial covenants, to be tested on a monthly basis, the T-Partnership may declare an Event of Default and accelerate repayment of indebtedness. The Company is currently in compliance with this covenant. The T-Partnership indebtedness otherwise is to be repaid in equal monthly payments from September 1, 1996 through August 1, 2001.

Note 3    Subsequent Event

     In June 1996 the Company received an advance of $300,000 from an unrelated party to perform research and development and pre-production planning for them.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS
             AND FINANCIAL CONDITION


Results of Operations

     Although the third quarter of fiscal year 1996 proved to be difficult, it provided a foundation for the future. During the quarter the Company entered into a joint venture arrangement with one of the leading centers for electrophysiology in the U.S. The Company also began research in the area of atrial fibrillation and continues to explore resolutions for the problems of the electrophysiologist.

     Third quarter sales declined $72,358 (4.1%) as compared to the same period last year. International sales declined $93,587 (18.3%) and domestic sales increased $21,229 (1.7%). The decrease in international sales is attributed to the timing of orders from distributors, unfavorable economic conditions in certain countries, unavailability of certain products and a decline in certain markets. An increase in sales in the northeast region of the U.S., offset partially by declines in other regions, attributed to the increase in domestic sales.

     For the nine months ended May 31, 1996 total sales increased $207,191 (3.9%). International sales increased $283,673 (19.8%) and domestic sales decreased $76,482 (2.0%). International sales increased as a result of higher sales of steerable catheters with temperature control that were sold based upon specific approval from certain countries under Section 801(e) of the FDA regulations, as well as improved penetration of the worldwide market. Domestic sales declined in certain regions of the U.S.

     Gross profit dollars decreased $78,870 (9.3%) for the three months ended May 31, 1996 as compared to the same period last year. This decrease is primarily attributed to the lower volume. For the nine months ended May 31, 1996 gross profit dollars increased $234,996 (9.7%) as compared to the same nine months in the prior fiscal year. The increase is primarily attributed to the additional volume and increase in operating yields and manufacturing output. The gross profit percentages for the three and nine months ended May 31, 1996 were 45.5% and 48.6%, respectively, as compared to 48.0% and 46.1%, respectively, for the same periods last year. Gross profit for the current fiscal year also included the positive impact of selling directly to hospitals in the northeast region rather than through a distributor, which required discounts, as the Company did in the prior fiscal year. In December 1995, the Company reduced its manufacturing staff as a result of lower than anticipated demand. Gross profit is expected to be negatively affected for a period of time as a result of this labor reduction, since overhead expenses will be allocated over a smaller direct labor pool. Gross profit was partially affected in the third quarter as a result of this reduction in the manufacturing staff.

     Selling, general and administrative expenses decreased $194,301 (20.2%) and $157,512 (6.4%), respectively, for the three and nine months ended May 31, 1996 as compared to the three and nine months ended May 31, 1995. This decrease primarily reflects lower domestic marketing and selling expenses in the third quarter of the current fiscal year. For the third quarter of fiscal year 1996, this decrease is attributed to the departure of some of the Company's sales representatives and the Director of Clinical Development who have not been replaced and lower commissions, sample costs and other selling expenses. This decrease in expenses was partially offset by the addition of an International Marketing Manager. For the nine months the third quarter reduction was offset by higher selling expenses resulting from the addition of new sales representatives that were on staff during the first quarter of the current fiscal year.

     Research and development expenses increased $30,423 (13.2%) and $136,585 (20.9%), respectively, for the three and nine months ended May 31, 1996 as compared to the same periods last year. The increase is primarily attributed to an increase in personnel and purchases of materials used for new product development.

     Interest  expense  increased   primarily  as  a  result  of  the  increased
borrowings from the T-Partnership.

     The net loss for the three months ended May 31, 1996 was $313,226 or $.05 per share as compared to a net loss of $369,703 or $.06 per share for the three months ended May 31, 1995.

     The net loss for the nine months ended May 31, 1996 was $581,795 or $.09 per share as compared to a net loss of $768,657 or $.13 per share for the nine months ended May 31, 1995.

Liquidity and Capital Resources

     Working capital decreased $212,810 to $2,292,607 from August 31, 1995 to May 31, 1996. The current ratio was 3.0 to 1 at May 31, 1996 as compared to 3.2 to 1 at August 31, 1995. Net cash used in operating activities was $654,244 for the nine months ended May 31, 1996 as compared to $886,912 for the same nine months for fiscal year 1995. This decrease is primarily attributed to the reduction in the company's losses. During the first nine months, the Company was able to satisfy its cash shortfall from borrowings from the T-Partnership and cash on hand and cash generated from operations. During the third quarter of fiscal year 1996, the Company generated $9,144 from operating activities. This is attributed primarily to the decrease in receivables of $330,242 during the quarter, as a result of the higher second quarter sales which the Company collected during the third quarter.

     On August 31,  1995,  the Company  entered  into an  agreement  with the T-
Partnership to borrow an additional $500,000 and combine such loan with the original $1,000,000 for a total loan due to the T-Partnership of $1,500,000. As of November 30, 1995, the Company had borrowed all of the $500,000. The rate of interest is 12% per annum and is payable monthly on any outstanding balance. Principal payments of $20,000 were scheduled to commence on September 1, 1995 for the original $1,000,000. However, the new agreement provides for repayment to begin on September 1, 1996 with installments of $25,000 each month. Any remaining balance is due on August 1, 2001. The loan is secured by the Company's property, building, accounts receivable, inventories and machinery and equipment. The Company must prepay the outstanding balance in the event the Company is merged into or consolidated with another corporation or the Company sells all or substantially all of its assets. Ervin Schoenblum, the Company's Acting President and director and another member of the Company's Board of Directors are members of the T-Partnership.

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

     The Company and the T-Partnership, to whom the Company has had an indebtedness of $1,500,000, agreed in January 1996 to a restructuring of their financing agreement. The T-Partnership has advanced an additional $200,000 to the Company and has agreed to defer all interest payments due from the Company for a period of three months (interest payments to be added to outstanding principal on the T-Partnership indebtedness). The assets of the Company are to secure these new advances and are to continue to secure preexisting indebtedness due from the Company to the T- Partnership. In exchange for these advances, the Company has agreed that if it is not in compliance with certain financial covenants, to be tested on a monthly basis, the T-Partnership may declare an Event of Default and accelerate repayment of the indebtedness. The Company is currently in compliance with this covenant. The T-Partnership indebtedness otherwise is to be repaid in equal monthly payments from September 1, 1996 through August 1, 2001.

     In June 1996, the Company received an advance of $300,000 from an unrelated party to perform research and development and pre-production planning for them.

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

     Inflation did not have a material impact on the results of the Company's operations for the nine months ended May 31, 1996.


Exhibits and Reports on Form 8-K

Exhibits

   None.

Reports on Form 8-K

    None.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ELECTRO-CATHETER CORPORATION



Date:  July 15, 1996                     /S/Ervin Schoenblum
                                         Ervin Schoenblum
                                         Acting President


Date:  July 15, 1996                     /S/Joseph P. Macaluso
                                         Joseph P. Macaluso
                                         Chief Financial Officer