Form 10-K
period 1996-08-31
ELECTRO CATHETER CORP
filed 1996-12-17
CIK 32120

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              _____________________

                                    FORM 10-K

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                         For the fiscal year ended August 31, 1996.

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

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within 60 days prior to the date of filing.

     The aggregate market value of the Registrant's common stock, $.10 par value, held by non-affiliates as of November 18, 1996 is $4,152,136.


     As of November 18, 1996, the number of shares outstanding of the Registrant's common stock was 6,373,711 shares, $.10 par value.

                                                          PART I

Item 1.           Business

General

     Electro-Catheter Corporation ("Company") is engaged in the business of developing, manufacturing and marketing products for hospitals and physicians. The majority of these products are utilized in connection with illnesses of the heart and circulatory system and make use of catheters and related devices. The Company was incorporated in New Jersey in 1961. The Company has targeted electrophysiology as its focal area for future growth, but intends to maintain and develop products for the emergency care, cardiac surgery, invasive and non-invasive cardiology and invasive radiology markets.

     The Company is also seeking to expand its Original Equipment Manufacturing ("OEM") business to capitalize on its catheter technology expertise and its manufacturing capabilities. In September 1996, the Company reached a verbal agreement-in-principle with another company to perform research and development and production for them for a period of one year for a monthly fee of $150,000. This arrangement has not been reduced to writing and remains non-binding. Additionally, in October 1996, the Company reached an agreement to license certain of its technology to another firm in the medical industry that is in a market segment in which the Company does not participate; this agreement is currently verbal and has not been finalized. These agreements include the opportunity to manufacture products which would increase plant utilization. There can be no assurance that the Company will receive the manufacturing rights to these products or be able to manufacture them.

     The Company operates in one business segment, and markets its products worldwide. Export sales continued to increase and were approximately $2,324,000 in 1996, $1,964,000 in 1995 and $1,718,000 in 1994, representing approximately 32%, 27% and 24% of net sales for the years 1996, 1995 and 1994, respectively.

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

          Electrophysiology Catheters

     The field of cardiac electrophysiology (EP) is one of the most rapidly growing areas of medical technology. The development of transcatheter diagnosis of the heart's conduction system and transcatheter correction of certain conduction dysfunctions have increasingly attracted the attention of cardiologists. The Company believes that its extensive experience in pacing and mapping the heart's conduction system, as well as designing and manufacturing cardiovascular catheters, place the Company in a position to take advantage of this developing market.

     Cardiac electrophysiology is the study of the electrical system of the heart. Cardiac electrophysiologists are concerned with electrical disorders in the heart, their etiology, diagnosis and treatment. The medical problems on which cardiac electrophysiologists focus are conduction problems of the heart, which include tachyarrhythmic episodes which can lead to sudden cardiac death.

     The Company's diagnostic catheters are called the Detector, Investigator and Cloverleaf EP catheters and each line has its unique characteristics requested by physicians that desire different handling features. The Genesis line of steerable catheters provides the physicians with a more sophisticated mapping tool for difficult diagnostic procedures. These catheters are available in many curve and electrode configurations.

     The Company markets its Circuit Breaker steerable catheters with temperature control for catheter ablation for international distribution only. These catheters are compatible with most radiofrequency generators. The Company expects to begin clinical trials in the U.S. in 1997 in order to seek approval to market these catheters domestically.

          Pacing and Monitoring Catheters

     The Company's line of monitoring catheters are made of flexible radiopaque materials which are visible in use through fluoroscopy. The catheters have a variety of tips, shapes and internal configurations and can be manipulated by an experienced physician through the anatomy to the desired location. Through the use of these catheters, electrophysiological data, pressure and flow readings and blood samples may be obtained. In addition, the Company's catheters may be utilized as conduits for the injection of radiopaque materials into the bloodstream to permit fluoroscopic observation of abnormalities in the vasculature.

     Monitoring catheters are marketed under the following names:Baltherm(R)Flow
Directed  Balloon   Catheters,   Pacewedge(R)  Balloon   Guided   Catheters and
Balwedge(R) Catheters.

     The Company's pacing catheters are fabricated from a number of materials and frequently consist of an electrode-bearing tube. The tube is guided into the body and the electrode is delivered through the venous system to the heart where it is then used for pacing. This procedure involves the delivery to the heart muscle, from a source outside the body, of an electrical stimulus causing contractions like the natural heartbeat. Such pacing is necessary where there is a conduction blockage in the heart causing the heart to beat at a slow or irregular rate.

     One  of   the  pacing   catheters   manufactured   by  the  Company is the
Balectrode(R) Bipolar Pacing Probe. With this product, both the amount of manipulation of the catheter required to cause the stimulating electrode to be positioned in the proper location of the heart and the time required from the commencement of the procedure until it is completed, are substantially less than they would be if a non-balloon catheter were used as the delivery system.

     The pacing products usually are sold in kits containing the catheter, a placement needle, connectors and various other devices. These kits are sold under various names, including the following: Balectrode(R) Flow-Directed Temporary Pacing Kit, Silicore(R) Semi-Floating Pacing Kit and Multipace.

                Multi-Purpose Catheters

     Multi-Purpose catheters have features or uses which, under certain circumstances, result in the combination of pacing and monitoring functions. Further, the Company manufactures certain electrode-bearing catheters used to make electrical measurements within the heart and provide electrical stimulation for both therapeutic and diagnostic purposes.

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

                Drainage Catheters

     Although the Company's principal activities have been in the cardiovascular area, it currently is manufacturing and marketing the Elecath(R)One Step(TM) Fluid Drainage System which is used for draining fluid collections from various locations in the body. This system consists of a catheter, composed of a unique formulation developed by the Company, mounted on a simple penetration apparatus. In the Company's opinion, the product is useful to many physicians, in addition to radiologists, and results in more complete and safer drainage.

Production

     The Company manufactures its products in a 25,000 square foot facility it owns and another 10,000 square foot facility which it leases. The Company believes that these facilities have sufficient capacity to meet the Company's anticipated catheter needs for the next two years. The manufacturing of catheters is a complex process and each catheter is assembled and tested. The Company designs its catheters and manufactures a portion of the tubing, balloons, and many components with tooling and formulations developed by it or especially for it. The Company maintains facilities to manufacture tubing and balloons and for the production of catheters in the unique configurations required for their use. In addition, where more convenient or when the level of sophistication warrants it, the Company uses outside suppliers for certain components. The Company contracts with a third party for the performance of sterilization. Although most components and processes are available from more than one vendor, certain components and processes are manufactured or provided by single vendors, some involving molds owned by the Company. The Company attempts to maintain an adequate supply of the components on hand in order to minimize any supply interruption from single source vendors to allow for time to find a replacement. There can be no assurance that the Company's ability to manufacture certain products will not be materially affected by single source vendors.

Research and Development

     The Company's research and development activities are devoted primarily to the design and development of new products and enhancements of existing products. For the three years ended August 31, 1996, the Company incurred aggregate direct expenses of approximately $3,154,000 for research and development activities, including new product development, of which approximately $1,010,000 was attributable to fiscal year 1996, $932,000 to fiscal year 1995, and $1,212,000 to fiscal year 1994. All of such activities were sponsored by the Company. The major portion of such expenses was related to salaries and other expenses of personnel employed on a regular basis in research and development efforts. During 1996, the Company received an advance of $300,000 from an unrelated company to perform research and development and pre-production planning for which services the Company recognized $155,707 in revenues. The costs associated with these revenues are shown in cost of sales and, as such, are not included in research and development expenses. In September 1996, the Company reached an agreement in principle to perform research and development and production for the same company for a period of one year for a monthly fee of $150,000. The details of this agreement have yet to be finalized.

Sales and Marketing

     The Company markets and sells its products domestically through its own sales force. At November 18, 1996, the Company employed 5 salespersons in the field and a home office staff of marketing and sales support of 6 people. The Company also employs an International Marketing Manager based in Europe on an independent contractor basis. The Company had one significant distributor in the United States which was responsible for sales in all or part of thirteen Eastern states plus the District of Columbia. This distributor accounted for approximately 11% and 17% of net sales for the years 1995 and 1994, respectively. The Company terminated its arrangement with this distributor on May 31, 1995 and the Company now markets its products directly in this territory. As such, there were no sales to this distributor in 1996. The principal customers for the Company's products are hospitals whose purchasing decisions are determined on the basis of assessment of the products by the physicians. No customer accounted for more than ten percent of the Company's net revenues for 1996. International markets were serviced by a network of independent distributors.

     Advertising of the Company's products consists primarily of displays at medical conventions and meetings, advertisements in medical journals and direct mail. The Company also cooperates in the publication of technical papers written by medical authorities in areas relating to the Company's products.


Personnel

     At November 18, 1996, the Company had approximately 98 full-time employees. Of the total employees, 64 were engaged in manufacturing and quality control, 10 in general administration and executive activities, 13 in engineering and research and development, and 11 in sales and marketing. The Company is not a party to any collective bargaining agreement and considers its relations with its employees to be good.


Backlog

     At October 31, 1996, the Company had a backlog of orders for its products which aggregated approximately $389,000, as compared to approximately $692,000 at October 31, 1995. The Company typically does not operate with a significant backlog. The majority of product shipments in a quarter relate to orders received in that quarter. The Company's actual product shipments depend on its production capacity, manufacturing yields and component availability, among other factors.

Competition

     The medical technology industry is a highly competitive field, and the Company competes with many other companies on current products and products in the development stages. Many of these competitors have significantly greater financial, marketing, sales, distribution and technical resources than the Company. Rapid technological advances by the Company's competitors could at any time require that the Company redesign a portion of its product line. Accordingly, there can be no assurance as to the success of the Company's products in competition with such companies.

     The Company's older products compete primarily with those of larger companies that have greater resources and better distribution capabilities. The current principal basis of competition in these markets is price. The Company's limited resources make it less capable than larger competitors of offering aggressive pricing to meet competition. In addition, certain customers purchase catheters in blanket contracts which include products offered by the Company's larger competitors but not by the Company. For these reasons, the Company has not been able to compete effectively during recent years in the market for non-EP products.

     The electrophysiology market is also highly competitive and competition is expected to increase. These competitors currently include USCI, a division of C.R. Bard, Inc.; Mansfield and EP Technologies, divisions of Boston Scientific Corporation; CardioRhythm, Inc., a division of Medtronic, Inc.; Cordis-Webster Laboratories, a division of Johnson & Johnson, Inc. and Daig Corporation, a division of St. Jude Medical, Inc. These companies are more capable of offering a broader range of products to the cardiologist. The Company's ability to compete effectively in the future, could be dependent upon broadening its range of products and/or an alliance with another company. The Company's electrophysiology products compete with other treatments, including prescription drugs, implantable cardiac defibrillators and open heart surgery.



     The Company's catheter ablation product is not yet approved for marketing in the U.S., but competitors have developed products, specifically for use in catheter ablation, which have approval. The Company plans to begin its clinical trials for ablation in 1997 to obtain its approval. Because this is a new and developing market, the primary competitive factors are technical superiority, financial resources, the timing of regulatory approval, commercial introduction and quality. The Company's competitive position also depends on its ability to attract and retain qualified personnel, develop effective proprietary products, implement production and marketing plans and secure sufficient capital resources. The Company hopes that it can effectively compete in this market.

Patents and New Products

     The Company's policy is to protect its proprietary position by, among other methods, filing United States and select foreign patent applications to protect the technology that is important to the development of the business. Although the Company holds patents or has patents pending related to several of its products, it believes that its business as a whole is not or will not be materially dependent upon patent protection. However, the Company will continue to seek such patents as it deems advisable to protect its research and development efforts and to market its products. The Company believes that it is not infringing on any other party's patent. However, there can be no assurance that current and potential competitors will not file applications or apply for patents or additional proprietary rights relating to materials or processes used by the Company.

     The Company develops new products as a result of its own analysis of the needs of the market which it serves and as a result of needs perceived by physicians and researchers who work with the Company on the design and development of the devices and systems needed by them. In certain instances, the Company pays the cooperating physician or researcher a royalty based upon the revenues derived from the sales of the product to others.

     The Company also relies upon technical know-how and continuing technological innovation to develop and maintain its position in the market and believes that the success of its operations will depend largely upon such know-how and innovation. The Company requires employees and consultants to execute appropriate confidentiality agreements and assignments of inventions in connection with their employment or consulting arrangement with the Company.

Government Regulation

     The products developed by the Company come under the jurisdiction of the Food and Drug Administration (the "FDA") of the United States Department of Health and Human Services, as well as other Federal, state and local agencies and similar health authorities in foreign countries. The regulations promulgated by such agencies govern the introduction of new medical devices and modifications to approved devices, the observances of certain standards with respect to the manufacture and labeling of such devices, the maintenance of certain records and the reporting of potential product defects.

     The  Federal  Food,   Drug  and  Cosmetics   Act,  as  amended,   regulates
manufacturers of "medical devices". The Company's products are medical devices within the meaning of such Act. An amendment to the Federal Food, Drug and Cosmetics Act providing for the classification of medical devices and the establishment of standards relating to their safety and effectiveness, scientific review of certain devices and the registration of manufacturers and others has been in effect since 1976 and has been supplemented by the Safe Medical Devices Act of 1991. Under these provisions, a manufacturer must obtain approval from the FDA of a new medical device before it can be marketed, which approval process requires, in the case of certain classes of medical devices, that the safety and efficacy of such devices be demonstrated by the manufacturer to the FDA through the conduct of an FDA approved clinical evaluation program. Under certain circumstances, the cost of obtaining such approval may be high and the process lengthy and no assurance can be given that approval will be obtained. Although the Company has received FDA approval to market its principal existing products, or is exempt from formal approval requirements as provided by law for those devices already in distribution before May 28, 1976, there can be no assurance that the Company will receive the requisite approvals to market additional products. Furthermore, any substitution by the Company of its current sources for certain raw materials utilized in its production processes will, if such substitution results in a change in the composition of the material, be subject to FDA approval, and there can be no assurance that such approvals will be obtained.

     Since the devices developed by the Company are intended for "human use", as defined by the FDA, the Company and such devices are subject to FDA regulations which, among other things, allow for the conduct of routine detailed inspections of device manufacturing establishments and require adherence to "good manufacturing practices" ("GMP") in the manufacture of medical devices which include testing, quality control, design and documentation requirements. The Company currently believes it is in compliance with GMP.

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

     In recent years, the FDA has pursued a more rigorous enforcement program to ensure that regulated businesses, like the Company, comply with applicable laws and regulations. Noncompliance with applicable requirements can result in fines, penalties, recall of products, suspension of production or the inability to obtain premarket clearance or approval for new products. The Company cannot predict the extent or impact of future Federal, state or local legislation or regulation.


     Many countries in which the Company markets its products regulate the manufacture, marketing and use of medical devices. The Company intends to pursue product approval or registration procedures in countries where it is marketing its products. For the most part, the registration and approval process is accomplished in coordination with its international distributors. To date, foreign regulations have not adversely affected the Company's business. The
Company intends to make every effort to comply with applicable foreign regulations.

     Export sales of devices that have not received FDA marketing clearance generally are subject to export permit requirements. In order to obtain such a permit, the Company must provide the FDA with documentation from the medical device regulatory authority of the country in which the purchaser is located, stating that the sale of the device is not in violation of that country's medical device laws. In April 1996, new legislation was enacted to permit the export of unapproved devices if the product complies with the laws of the country and as long as the products are approved by any of the industrialized countries specified in the export reform legislation. The Company has received such clearance for its Circuit Breaker steerable catheter with temperature control for ablation and is currently distributing it outside the U.S.

     The Company is also subject to various Federal, state and local laws pertaining to such matters as safe working conditions, environmental protection, fire hazard control and other regulations. The Company is not aware of any regulations with which it is not in compliance.

Item 2.         Properties

     The Company's principal manufacturing facilities and executive offices are located at 2100 Felver Court, Rahway, New Jersey, in premises which it purchased in fiscal year 1976. This property secures part of the indebtedness to the T-Partnership (see Note 7 in Notes to the Financial Statements). The Company also leases a 10,000 square foot facility located in Avenel, New Jersey. The lease for the Avenel facility is on a month-to-month basis. These premises are suitable for all of the Company's current and immediately foreseeable production, development and administrative functions.

Item 3.         Legal Proceedings

     The Company is involved in certain claims and litigation arising in the normal course of business. Management believes, based on the opinion of counsel representing the Company in such matters, that the outcome of such claims and litigation will not have a material effect on the Company's financial position and results of operations.

Item 4.         Submission of Matters to a Vote of Security Holders

     (a) The Annual Meeting of Shareholders was held on June 12, 1996 (the "Annual Meeting").

     (b) Not applicable because (i) proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934;
(ii) there was no solicitation in opposition to management's nominees as listed in the Company's proxy statement; and (iii) all of such nominees were elected.

     (c) At the Annual Meeting, the Company's shareholders voted in favor of management's nominees for election as directors of the Company as follows:


                                   For                           Against

George M. Pavia, Esq.           5,347,591                          4,965
Abraham H. Nechemie             5,347,591                          4,965
Ervin Schoenblum                5,347,591                          4,965


     (d) Not applicable.

                             PART II

Item 5.           Market for the Company's Common Stock and Related
                  Security Holder Matters

     The Company's common stock is traded in the over-the-counter market under the symbol "ECTH". The table below shows for the periods indicated the closing figures of the Company's stock, as reported on the NASDAQ Stock Market. These prices represent prices between dealers and do not include retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.


                                             FISCAL 1996                                       FISCAL 1995


Quarter                             High                      Low                      High               Low

      1                              15/16                    7/16                     1 1/4              1

      2                             1 9/16                   7/16                      1 3/16             1 1/16

      3                             2 7/16                 1 1/4                       1 1/16               3/4

      4                             2 7/8                  1 1/16                       13/16               3/4


     On November 18, 1996, the number of shareholders of record was 783.

     No cash dividends have been declared by the Registrant during the last five fiscal years nor does the Company plan to pay dividends in the near future.

Item 6.           Selected Financial Data

     The selected financial data set forth below have been derived from the Company's financial statements referred to under Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K of this Annual Report on Form 10-K, and previously published historical financial statements not included in this Annual Report on Form 10-K. The selected financial data set forth below should be read in connection with "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations" and the Company's financial statements, including the notes thereto, referred to herein.

                                                           YEAR ENDED AUGUST 31,

                                        1996              1995              1994             1993            1992
                                                     (in thousands, except per share data)

Net revenues...........                $ 7,362         $ 7,263            $ 7,248         $ 8,155          $ 7,842
Net loss............                      (892)         (1,136)            (1,372)           (804)            (419)
Working capital.....                     2,025           2,505              2,362           2,798            3,888
Total assets........                     3,893           4,382              4,270           4,956            6,034
Long term liabilities......              1,485           1,200                638              32              544

Loss per share......                     ($.14)          ($.18)             ($.24)          ($.14)           ($.11)

Dividends on common stock                 none             none               none             none            none

Weighted average number
of shares of common
stock and common stock
equivalents outstand-
ing...............                       6,354           6,027              5,711            5,572            3,932

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Year Ended August 31, 1996 Compared to Year Ended August 31, 1995

     Although 1996 was a difficult year financially, it provided what management believes, is a foundation for the future. During 1996, the Company entered into a joint venture arrangement with one of the leading centers for electrophysiology in the U.S. to develop products for the diagnosis of ventricular tachycardia. The Company also began to develop products in the therapeutic area of atrial fibrillation and continues to explore resolutions for the problems of the electrophysiologist. The Company is also seeking to expand its OEM business in order to capitalize on its catheter technology as well as its manufacturing capabilities. In June 1996, the Company received an advance of $300,000 from an unrelated party to perform research and development and pre-production planning. In September 1996, the Company reached a verbal agreement-in-principle to perform further research and development and production for this company. The Company is to receive a monthly fee of $150,000 for a period of one year for this effort. This arrangement has not been reduced to writing and remains non-binding. In October 1996, the Company reached an agreement to license certain of its technology to another medical device company that is in a market segment in which the Company does not participate; this agreement is currently verbal and has not been finalized. The aforementioned agreements include the opportunity to manufacture third party products which could increase plant utilization. However, there can be no assurance that the Company will receive the manufacturing rights to these products or be able to manufacture these products.

     Net revenues increased $99,012 (1.4%) for the fiscal year ended August 31, 1996 to $7,362,436 as compared to the fiscal year ended August 31, 1995. Total domestic sales decreased $416,351 (7.9%) while international sales increased $359,656 (18.3%) for fiscal 1996 as compared to fiscal 1995. In addition, the Company had revenues of $155,707 in 1996 related to the performance of research and development activities for a third party. The decline in domestic sales is attributed to a decline in sales in several of the Company's product lines, especially the Company's steerable catheters, and the loss of field sales personnel that have not yet been replaced. The increase in international sales is attributed to an increase in sales of the Company's traditional and electrophysiology products, including sales to distributors in countries where the Company had not previously been represented.

     Gross profit dollars decreased $118,899 (3.5%) in fiscal 1996 as compared to the prior year. This decrease in gross profit is attributed primarily to the increased fourth quarter production costs and write-offs of certain inventories. The gross profit percentage for 1996 was 44.6% as compared to 46.8% for 1995. Gross profit for 1996 also included the positive impact of selling directly to hospitals in the northeast region rather than through a distributor, as previously accomplished, which required discounts. In December 1995, the Company reduced its manufacturing staff as a result of lower than anticipated demand. Gross profit was also negatively affected as a result of this labor reduction, since overhead expenses were allocated over a smaller direct labor pool. In October 1996, the Company again reduced its workforce.

     Selling, general and administrative expenses decreased by $483,820 (14.1%) for fiscal 1996 as compared to fiscal 1995. This decrease primarily reflects lower domestic marketing and selling expenses. This decrease is attributed to the departure of some of the Company's sales representatives and the Director of Clinical Development who have not been replaced. This decrease was offset partially by hiring an International Marketing Manager.

     Research and development expense increased by $78,117 (8.4%) for fiscal 1996 as compared to the prior fiscal year. The increase is attributed to an increase in personnel, consulting fees and purchases of materials and supplies for new product development.

     Interest expense increased in fiscal 1996 as a result of increased borrowings from the T-Partnership (see Note 7 to Notes to the Financial Statements).

     The net loss for fiscal year 1996 was $892,940 or $.14 per share as compared to a loss of $1,135,890 or $.18 per share for fiscal year 1995.

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


Liquidity and Capital Resources

     At August 31, 1996 working capital decreased $480,671 to $2,024,746 from August 31, 1995. The current ratio was 2.7 to 1 at August 31, 1996 as compared to 3.2 to 1 at August 31, 1995. Net cash used in operating activities was $546,610 for the year ended August 31, 1996 as compared to $1,143,975 for the year ended August 31, 1995. During 1996, the Company continued to devote significant resources to the development of new products and sales activities. The decrease in net cash used in operating activities is primarily the result of the reduction in the loss from operations and decreases in accounts receivable and inventories. However, this was partially offset by the reduction in accounts payable.

     On August 31, 1995, the Company entered into an agreement with the T-Partnership to borrow an additional $500,000 (Lending Agreement). In January 1996, the Company and the T-Partnership agreed to a restructuring of its financing agreement. The T-Partnership advanced an additional $200,000 to the Company and agreed to defer interest payments for a period of three months (interest payments were added to the outstanding principal on the T-Partnership indebtedness). The total indebtedness due to the T-Partnership at August 31, 1996 was $1,747,125.

     The rate of interest is 12% per annum and is payable monthly on any outstanding balance. Principal payments of $25,000 began on September 1, 1996. Any remaining balance is due on August 1, 2001. The loan is secured by the Company's property, building, accounts receivable, inventories and machinery and equipment. The Company is to prepay the outstanding balance in the event the Company is merged into or consolidated with another corporation or the Company sells all or substantially all of its assets.

     In exchange for the additional advances, the Company agreed that if it is not in compliance with certain financial covenants, to be tested on a monthly basis, the T-Partnership may declare an Event of Default and accelerate repayment of the indebtedness. As of August 31, 1996, the Company was not in compliance with this financial covenant. In addition, the Company did not make its required December 1, 1996 principal payment. However, on December 16, 1996, the T-Partnership agreed not to exercise its right to accelerate the repayment of indebtedness through September 1, 1997 as a result of non-compliance with the aforementioned financial covenant and the nonpayment of the December principal payment or any future principal payments due in the 1997 fiscal year.

     In June 1996, the Company received an advance of $300,000 from an unrelated company to perform research and development and pre-production. In September 1996, the Company reached a verbal agreement-in-principle with such company to perform research and development and production for a periodof one year for a monthly fee of $150,000. This arrangement has not been reduced to writing and remains non-binding.

     The report of the Company's independent auditors on the Company's financial statements, included elsewhere herein, includes an explanatory paragraph which states that the Company's recurring losses and limited working capital raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. During 1996, the Company was able to satisfy its cash shortfall from operating activities with the borrowings from the T-Partnership, and advances from an unrelated company to perform research and development and cash on hand. The Company's ability to continue in business is dependent upon its ability to generate sufficient cash flow from operations or to obtain additional financing. The Company continues to re-evaluate its plans and adopt certain cost reduction measures. The Company is attempting to increase sales by examining and, where appropriate, modifying its distribution network, utilizing aggressive pricing and introducing new products to market. There is no assurance that these programs can be successfully implemented.

     The Company does not plan to pay dividends in the near future.

Recently Issued Accounting Standard

     In March, 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of", which is effective for fiscal years beginning after December 15, 1995. In October 1995, the FASB issued SFAS No. 123,"Accounting for Stock-Based Compensation", which is effective for fiscal years beginning after December 15, 1995. Neither of these standards is expected to have a significant effect on either the results of operations or financial position of the Company.

Inflation

     Inflation did not have a material impact on the results of the Company's operations during the last three fiscal years.

Item 8.    Financial Statements and Supplementary Data

     Response to this Item is contained in "Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K", which information is incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and
                           Financial Disclosure

     Not applicable.

                                                         PART III

Item 10.            Directors and Executive Officers of the Company

     The following table sets forth certain information concerning the Company's directors and executive officers:

Name, Age, as of November 18,
1996 and Positions and
Offices Held with                     Business Experience During Past 5
   the Company                        Years and Principal Occupation
   -----------                        ------------------------------

George M. Pavia                       Partner in the law firm, Pavia &
Age 68; Director                      Harcourt for over the past five
since 1986(1)                         years.

Abraham H. Nechemie                   Business Consultant. Formerly a partner
Age 72; Director since                in Wiss & Company, a certified public
1992(1)                               accounting firm. Retired from the firm
                                      in 1985.

Ervin Schoenblum                      Acting President since December 1993.
Age 56; Director since                Management Consultant for over five
1992                                  years. Advisor to the Company
                                      since February 1989.

Lee W. Affonso, Age 47;               Vice President of the Company since July
Vice President                        1992 except for the period from September,
                                      1993 to December 1993 when he served as
                                      Senior Sales Specialist; Director of
                                      Marketing & Sales from 1989 to 1992.

Robert W. Kokowitz                    Vice President of the Company since July
Age 41; Vice President                1992. Director of Operations from 1989 to
                                      1992.

Joseph P. Macaluso                    Chief Financial Officer since May 1987.
Age 44; Treasurer and
Chief Financial Officer

Arlene C. Bell                        Secretary since May 1987. Executive
Age 51; Secretary                     Assistant to the Chairman since 1981,
                                      and to the Acting President since
                                      March 1, 1994.
______________________
(1)Member of audit committee.

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

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely upon the Company's review of the copies of such forms received by it, pursuant to Section 16(a) and to written representations of its incumbent directors, officers and beneficial owners of more than 10% of the Company's common stock, the Company believes that, during the period September 1, 1995 to August 31, 1996 all filing requirements applicable to its officers, directors and owners of more then 10% of the Company's common stock were complied with, except that Ervin Schoenblum, Acting President of the Company, effected two purchase transactions in connection with shares of the Company's common stock which were not timely reported; upon learning of the reporting obligation the failure was promptly rectified.

Item 11.            Executive Compensation

      COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth all compensation awarded, earned or paid by the Company for services rendered in all capacities to the Company during each of the fiscal years ended August 31, 1996, 1995 and 1994 of the Company's Chief Executive Officer or person acting in a similar capacity, and the Company's officers whose total compensation for the fiscal year ended August 31, 1996 exceeded $100,000.

                                                Summary Compensation Table

                                                                Long-Term
                                                              Compensation
                                                                   Awards
                                                Annual          Securities
                                            Compensation        Underlying              All Other
Name and                                        Salary            Options(1)           Compensation
Principal  Position              Year                                #


Ervin Schoenblum(2)              1996         $ 102,000                   -            $         -
Acting President                 1995            86,000              25,000                      -
                                 1994            50,000              25,000                 16,000


Lee W.  Affonso                  1996         $ 112,000                   -                      -
Vice President                   1995           117,000                   -                      -
                                 1994           105,000              24,000                      -

Joseph P. Macaluso(3)            1996         $  83,000                   -                 19,000
Treasurer & Chief                1995            83,000                   -                 18,000
  Financial Officer              1994            83,000              24,000                 17,000




(1) The table reflects the number of options granted under the Company's Incentive Stock Option Plan.
(2) Prior to becoming Acting President in December 1993, Mr. Schoenblum served as a consultant to the
Company. His compensation shown in the last column represents consulting fees.
(3) Other compensation represents commissions on international sales.


     Stock options are also granted to officers and are determined by the Board of Directors based upon the individual's contribution to the Company. During fiscal year 1996 no options were granted to the named executive officers.

Aggregate Option Exercises and Year-End Option Table

     The following table provides information on option exercises during the fiscal year 1996 by the named executive officers and the value of each of their unexercised options at August 31, 1996.

                                      AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                                 AND FY-END OPTION VALUES

(A)                        (B)                      (C)                        (D)                 (E)
                                                                             Number of             Value of
                                                                             Unexercised           Unexercised
                                                                             Options               In-the-Money
                                                                             FY-End (#)            Options
                                                                                                   FY-End ($) (1)


                           Shares Acquired           Value                  Exercisable/           Exercisable/
Name                       on Exercise (#)       Realized ($)              Unexercisable          Unexercisable


Ervin Schoenblum              -                      -                   48,000/32,000             $30,000/$20,000
Lee W. Affonso                -                      -                   21,900/14,600             $13,688 /$9,125
Joseph P. Macaluso            -                      -                   21,900/14,600             $13,688 /$9,125


____________
(1) Calculated on the basis of fair market value of the underlying securities at August 31, 1996 less the exercise price

Remuneration of Directors

Each non-officer director is compensated $1,000 for each meeting attended.

Item 12.       Security Ownership of Certain Beneficial Owners and
               Management

     A. Set forth below is information concerning persons (including any "group" as that term is used in Section 13(d) (3) of the Securities Exchange Act of
1934) known to the Company to own more than 5% of the common stock, of the Company as of November 18, 1996.

                                                              Amount and
                                                              Nature of
Name and Address of                Beneficial                 Percentage
Beneficial Owner                   Ownership                   of Class(1)
----------------                   ---------                   -----------

T-Partnership                     2,464,844 shares(2)            35.4%
c/o Wiss & Co.
354 Eisenhower Parkway
Livingston, NJ 07039


Bruce Paul                          375,000 shares                5.9%
1 Hampton Road
Purchase, NY 10577

----------------------
(1)The common stock deemed to be owned which is not outstanding but subject to currently exercisable options is deemed to be outstanding for the purpose of determining the percentage of all outstanding common stock owned.
(2)Includes 83,344 and 500,000 shares, which the T-Partnership has the right to acquire pursuant to outstanding warrants, which warrants are immediately exercisable at prices of $1.425 and $.9875 per share, respectively.

     B. The following table sets forth the equity securities of the Company or any of its parents or subsidiaries beneficially owned directly or indirectly by all directors of the Company, each of the named executive officers and by the directors and executive officers of the Company as a group as of November 18, 1996.

Name of Beneficial        Amount and Nature of              Percentage
      Owner               Beneficial Ownership              of Class(6)
      -----               --------------------              -----------

George M. Pavia             57,366 shares(1)                  0.9%

Abraham H. Nechemie        128,242 shares(2)                  2.0%

Ervin Schoenblum           171,242 shares(2)                  2.7%

Lee W. Affonso              35,300 shares(3)                  0.5%

Joseph P. Macaluso          29,400 shares(4)                  0.5%

All executive officers
and directors as a group   472,250 shares(5)(2)               7.2%
(7 persons)

----------------------
(1)Includes 36,000 shares subject to currently exercisable options and 16,276 shares owned by Pavia & Harcourt, a law firm of which Mr. Pavia is a member.

(2)Messrs. Nechemie and Schoenblum each have a 5% equity interest in the T-Partnership, which owns 1,881,500 shares of the Company's common stock. Accordingly, Messrs. Nechemie and Schoenblum each reports beneficial ownership of 94,075 shares of the Company's common stock. In addition, Messrs. Nechemie and Schoenblum each reports beneficial ownership of 25,000 warrants that were issued to the T-Partnership pursuant to the August 31, 1995 Lending Agreement with the Company and beneficial ownership of 4,167 warrants in connection with the March 1995 private placement. Also included in the table above are currently exercisable options for 5,000 and 48,000 shares held by Messrs. Nechemie and Schoenblum, respectively.

(3)Includes 21,900 shares subject to currently exercisable options.

(4)Includes 21,900 shares subject to currently exercisable options.

(5)Includes 162,500 shares subject to currently  exercisable  options  held by
all  executive   officers  and  directors  of  the  Company   (including   those
individually named in the table above).

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

     On October 11, 1993, the Company entered into an agreement with the T-Partnership to borrow up to $1,000,000. Ervin Schoenblum, the Company's Acting President and director, and another member of the Company's Board of Directors are members of the T-Partnership. As of August 31, 1995, the Company had drawn down all of the $1,000,000. On August 31, 1995, the Company entered into an agreement with the T-Partnership to borrow an additional $500,000. In January 1996, the T-Partnership agreed to lend the Company an additional sum of $200,000 and a deferral of interest payments on all indebtedness for three months. As of August 31, 1996, the Company had received all of the available funds and had outstanding loans of $1,747,125, including deferred interest to the T-Partnership.

     The rate of interest is 12% per annum and is payable monthly on any outstanding balance. Principal payments of $25,000 began on September 1, 1996. Any remaining balance is due on August 1, 2001. The loan is secured by the Company's property, building, accounts receivable, inventories and machinery and equipment. The Company must prepay the outstanding balance in the event the Company is merged into or consolidated with another corporation or the Company sells all or substantially all of its assets.

     In exchange for the additional funds, the Company agreed that if it is not in compliance with a certain financial covenant, to be tested on a monthly basis, the T-Partnership may declare an Event of Default and accelerate repayment of indebtedness. As of August 31, 1996, the Company was not in compliance with this financial covenant. In addition, the Company did not make its required December 1, 1996 principal payment. However, on December 16, 1996, the T-Partnership agreed not to exercise its right to accelerate the repayment of indebtedness through September 1, 1997 as a result of non-compliance with the aforementioned financial covenant and the nonpayment of the December principal payment or any future principal payments due in the 1997 fiscal year.

     Under the provisions of the original agreement, the T-Partnership was granted purchase warrants which permitted the T-Partnership to purchase 166,667 shares of the Company's common stock at a price of $3.25 per share. The new agreement states that the T-Partnership will surrender its original purchase warrant to purchase 166,667 shares of common stock and be granted a new purchase warrant to purchase 500,000 shares of the Company's common stock at a price of $0.9875 per share. A value has been allocated to the warrants based upon their estimated fair market value at the date of the agreement. Such amount ($50,000) is amortized as additional interest expense over the term of the indebtedness. The unamortized balance is shown in other assets in the accompanying 1996 and 1995 balance sheets. The warrants are immediately exercisable and expire on August 1, 2001. As of August 31, 1996, these warrants remain outstanding.

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

        Board of Directors:             Abraham H. Nechemie
                                        George M. Pavia, Esq.
                                        Ervin Schoenblum

PERFORMANCE GRAPH

     The following performance graph compares the five-year cumulative total return on the Company's Common Stock to the S & P 500 Index and the S & P Medical Products and Supplies Index assuming $100 was invested on August 31, 1991 and all dividends were reinvested.




                                                        Indexed Returns
                                                                  Years Ending
   Company/Index                          Aug91        Aug92         Aug93         Aug94         Aug95         Aug96

ELECTRO CATHETER CORP                     100           100.00      125.00         62.50         40.60         81.25
S&P 500 INDEX                             100           107.92      124.34        131.14        159.27        189.10
HLTH CARE(MED PDS&SUPP)-500 *             100           101.42       77.82         90.97        140.04        159.34


* Name change from Medical Products & Supplies




     Notwithstanding anything set forth in any of the Company's previous filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 which might incorporate future filings, the preceding performance graph and the Report of the Compensation Committee herein above provided shall not be deemed incorporated by reference into any such filings.

Item 13.         Certain Relationships and Related Transactions

     On October 11, 1993, the Company entered into an agreement with the T-Partnership to borrow up to $1,000,000. Ervin Schoenblum, the Company's Acting President and director, and another member of the Company's Board of Directors are members of the T-Partnership. As of August 31, 1995, the Company had drawn down all of the $1,000,000. On August 31, 1995, the Company entered into an agreement with the T-Partnership to borrow an additional $500,000. In January 1996, the T-Partnership agreed to lend the Company an additional sum of $200,000 and a deferral of interest payments on all indebtedness for three months. As of August 31, 1996, the Company had received all of the available funds and had outstanding loans of $1,747,125, including deferred interest to the T-Partnership.

     The rate of interest is 12% per annum and is payable monthly on any outstanding balance. Principal payments of $25,000 began on September 1, 1996. Any remaining balance is due on August 1, 2001. The loan is secured by the Company's property, building, accounts receivable, inventories and machinery and equipment. The Company must prepay the outstanding balance in the event the Company is merged into or consolidated with another corporation or the Company sells all or substantially all of its assets.

     In exchange for the additional funds, the Company agreed that if it is not in compliance with a certain financial covenant, to be tested on a monthly basis, the T-Partnership may declare an Event of Default and accelerate repayment of indebtedness. As of August 31, 1996, the Company was not in compliance with this financial covenant. In addition, the Company did not make its required December 1, 1996 principal payment. However, on December 16, 1996, the T-Partnership agreed not to exercise its right to accelerate the repayment of indebtedness through September 1, 1997 as a result of non-compliance with the aforementioned financial covenant and the nonpayment of the December principal payment or any future principal payments due in the 1997 fiscal year.

     Under the provisions of the original agreement, the T-Partnership was granted purchase warrants which permitted the T-Partnership to purchase 166,667 shares of the Company's common stock at a price of $3.25 per share. The new agreement states that the T-Partnership will surrender its original purchase warrant to purchase 166,667 shares of common stock and be granted a new purchase warrant to purchase 500,000 shares of the Company's common stock at a price of $0.9875 per share. A value has been allocated to the warrants based upon their estimated fair market value at the date of the agreement. Such amount ($50,000) is amortized as additional interest expense over the term of the indebtedness. The unamortized balance is shown in other assets in the accompanying 1996 and 1995 balance sheets. The warrants are immediately exercisable and expire on August 1, 2001. As of August 31, 1996, these warrants remain outstanding.

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


              3.    Exhibits(1)

       (3)(a) Registrant's Certificate of Incorporation as amended through April 11, 1978 - filed as an Exhibit to Registrant's Report on Form 10-K for the fiscal year ended August 31, 1981, and incorporated by reference herein as an exhibit hereto.

       (3)(b) Amendment to Registrant's Certificate of Incorporation,dated March 20, 1985 - filed as an Exhibit to Registrant's Report on Form 10-Q for fiscal quarter ended May 31, 1985, and incorporated by reference herein as an exhibit hereto.

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

       (10)(h) Registrant's 1987 Incentive Stock Option Plan filed as an Exhibit to the Registrant's Report on Form 10-K for the fiscal year ended August 31, 1987, and incorporated by reference as an exhibit hereto.(2)

       (10)(i) Registrant's 1990 Incentive Stock Option Plan filed as an Exhibit to the Registrant's Report on Form 10-K for the fiscal year ended August 31, 1990, and incorporated by reference as an exhibit hereto.(2)

       (10)(j) Registrant's 1992 Incentive Stock Option Plan filed as an Exhibit to the Registrant's Report on Form 10-K for the fiscal year ended August 31, 1992, and incorporated by reference as an exhibit hereto.(2)


(1) The Company's current, quarterly and annual reports are filed with the Securities and Exchange Commission under file No. 0-7578.
(2) Management contract or compensatory plan or arrangement.

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

       (10)(m) Lending Agreement dated August 31, 1995 between Registrant and the T-Partnership filed as an exhibit to the Registrant's Report on Form 10-K for the fiscal year ended August 31, 1995 and incorporated by reference as an exhibit hereto.

       (10)(n) Composite Modification Agreement between the Registrant and the T-Partnership dated January 1, 1996 filed as an exhibit hereto.

       (22)         Subsidiaries - Electro-Catheter International Corp.

       (24)         Consent of KPMG Peat Marwick LLP filed as an exhibit hereto.

       (27) Financial Data Schedule which is submitted electronically to the Securities and Exchange Commission for information only and is not filed.

             (b)    Reports on Form 8-K :  None.

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


                                     ELECTRO-CATHETER CORPORATION
                                            (Registrant)


                                     By: s/Ervin Schoenblum
                                         -------------------
                                         Ervin Schoenblum
                                         Acting President
Dated: December 13, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and the capacities and on the dates indicated:




Dated: December 13, 1996                /s/Ervin Schoenblum
                                        -------------------
                                        Ervin Schoenblum, Acting President
                                        & Director

Dated: December 13, 1996                /s/Joseph P. Macaluso
                                        ----------------------
                                        Joseph P. Macaluso
                                        Principal Accounting Officer


Dated: December 13, 1996                /s/George M. Pavia
                                         -------------------
                                        George M. Pavia, Director


Dated: December 13, 1996                /s/Abraham H. Nechemie
                                         -------------------
                                        Abraham H. Nechemie, Director

                          ELECTRO-CATHETER CORPORATION

                          Index to Financial Statements





                                                                        Page

Independent Auditors' Report                                             F-1
Financial Statements:
     Balance Sheets - August 31, 1996 and 1995                           F-2
     Statements of Operations - Years ended August 31, 1996,
      1995 and 1994                                                      F-3
     Statements of Stockholders' Equity - Years ended August 31,
      1996, 1995 and 1994                                                F-4
     Statements of Cash Flows - Years ended August 31, 1996,
      1995 and 1994                                                      F-5
     Notes to Financial Statements                                       F-7

Financial Statement Schedule:

     II - Valuation and Qualifying Accounts                             F-17


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

     In our opinion,  the financial statements referred to above present fairly,
in  all  material   respects,   the  financial   position  of  Electro-Catheter
Corporation at August 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended August 31, 1996 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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


KPMG Peat Marwick LLP

Short Hills, New Jersey
November 7, 1996, except as to the
third paragraph of Note 7, which is as
of December 16, 1996.


                          ELECTRO-CATHETER CORPORATION

                                 Balance Sheets

                            August 31, 1996 and 1995

                                                                 August 31,        August 31,
                                                                    1996              1995
                                                                    ----              ----


                       Assets
Current assets:

     Cash and cash equivalents                               $    275,283                  304,385
     Accounts receivable, less
        allowance for doubtful
        accounts of $15,000 in 1996
        and $76,746 in 1995                                     1,016,201                1,206,288
     Inventories                                                1,862,179                2,093,079
     Prepaid expenses and other current assets                     64,344                   43,030
                                                                   ------                   ------

     Total current assets                                       3,218,007                3,646,782


Property, plant and equipment, net                                551,698                  598,787
Other assets, net                                                 123,407                  135,947
                                                                  -------                  -------

       Total assets                                          $  3,893,112                4,381,516
                                                             ============                =========

        Liabilities and Stockholders' Equity

Current liabilities:
    Current installments of long-term debt                       300,000                   13,055
    Current installments of capitalized
           lease obligations                                       7,489                     --
    Accounts payable, trade                                      345,888                  702,137
    Deferred revenues                                            144,293                     --
    Accrued expenses                                             395,591                  426,173
                                                                 -------                  -------

 Total current liabilities                                      1,193,261                1,141,365

Subordinated debentures due to
 T-Partnership, excluding current portion                       1,447,125                1,200,000
Capitalized lease obligation,
 excluding current installments                                    37,756                     --
                                                                   ------                   ------

      Total liabilities                                         2,678,142                2,341,365
                                                                ---------                ---------

Stockholders' equity:
     Common stock $.10 par value
       Authorized 20,000,000 shares;
       issued 6,373,711 in 1996 and
       6,336,300 in 1995                                          637,371                  633,630
Additional paid-in capital                                     10,679,316               10,615,298
Accumulated deficit                                           (10,101,717)              (9,208,777)
                                                              -----------               ----------
       Total stockholders' equity                               1,214,970                2,040,151
                                                                ---------                ---------
Commitments and contingencies                                         --                       --
                                                                ---------                ---------

    Total liabilities and
     stockholders' equity                                    $  3,893,112                4,381,516
                                                             ============                =========

See accompanying notes to financial statements





                                                     ELECTRO-CATHETER CORPORATION

                                                        Statements of Operations

                                               Years ended August 31, 1996, 1995 and 1994


                                                           1996                     1995                   1994
                                                           ----                     ----                   ----

Net revenues, including research
    and development revenue of
    $155,707 in 1996                                    $ 7,362,436              7,263,424               7,247,660
Cost of goods sold                                        4,079,502              3,861,591               4,126,989
                                                          ---------              ---------               ---------

          Gross profit                                    3,282,934              3,401,833               3,120,671


Operating expenses:
  Selling, general and
    administrative                                      2,954,991              3,438,811               3,397,306
  Research and development                              1,010,073                931,956               1,211,985
                                                          ---------                -------               ---------


          Operating loss                                   (682,130)              (968,934)              (1,488,620)


Other income (expense):
   Interest income                                               86                  1,102                   2,761
   Interest expense                                        (210,896)              (168,058)                (92,656)
     Other, principally proceeds from
    settlement of litigation                                      -                      -                 206,600
                                                            -------                -------                 -------

Net loss                                                $  (892,940)            (1,135,890)             (1,371,915)
                                                         ===========             ==========              ==========


Net loss per common share                                $    (0.14)                 (0.18)                  (0.24)
                                                              ======                  =====                   =====



















See accompanying notes to financial statements.

                                                               F-3


                                             ELECTRO-CATHETER CORPORATION

                                          Statements of Stockholders' Equity

                                      Years ended August 31, 1996, 1995 and 1994



                                                                     Additional                                       Total
                                                   Common              paid-in             Accumulated          stockholders'
                                                   stock               capital               deficit                  equity
                                                   -----               -------               -------                  ------



Balances at August 31, 1993                       $568,872             9,958,364          (6,700,972)               3,826,264

Stock options exercised                              6,620                55,168                  --                   61,788

Employee stock plan                                    740                14,990                  --                   15,730

Proceeds from issuance of
     stock warrants                                     --                78,125                  --                   78,125

Net loss                                                --                    --          (1,371,915)              (1,371,915)
                                                  --------              --------          ----------               ----------

Balances at August 31, 1994                        576,232            10,106,647          (8,072,887)               2,609,992

Employee stock plan                                    248                 1,988                  --                    2,236

Common stock issued under private placement         57,150               442,913                  --                  500,063

Proceeds from issuance of stock warrants                --                63,750                  --                   63,750

Net loss                                                --                    --          (1,135,890)              (1,135,890)
                                                     ----------       ----------          ----------               ----------

Balances at August 31, 1995                        633,630            10,615,298          (9,208,777)               2,040,151


Stock options exercised                              2,350                18,213                  --                   20,563

Employee stock plan                                    287                   779                  --                    1,066

Common stock issued for services rendered            1,104                10,631                  --                   11,735

Amortization of deferred compensation
     expense on stock options                           --                34,395                  --                   34,395

Net loss                                                --                    --            (892,940)                (892,940)
                                                  --------              --------          ----------               ----------

Balances at August 31, 1996                       $637,371            10,679,316         (10,101,717)               1,214,970
                                                  ========            ==========         ===========                =========

See accompanying notes to financial statements

                                                          F-4



                                                    ELECTRO-CATHETER CORPORATION
                                                      Statements of Cash Flows

                                           Years ended August 31, 1996, 1995 and 1994

                                                                      1996                    1995              1994
                                                                      ----                    ----              ----


Decrease in cash and cash equivalents:
Cash flows from operating activities:
Cash received from customers                                     $ 7,614,319              7,066,890            7,041,259
    Cash paid to vendors and employees                            (7,961,291)            (8,110,000)          (7,692,414)
    Interest received                                                     86                  1,102                2,761
    Interest paid                                                   (199,724)              (101,967)             (51,891)
    Proceeds from settlement of litigation                                --                     --              200,000
                                                                    -------                 -------              -------

Net cash used in operating activities                            $  (546,610)            (1,143,975)            (500,285)
                                                                 -----------             ----------             --------


Cash flows from investing activities:
Proceeds from sales of property, plant
   and equipment                                                         --                     --                 6,600
Purchases of property, plant
 and equipment                                                      (34,167)               (12,143)              (44,952)
                                                                    -------                -------               -------

Net cash used in investing activities                           $   (34,167)               (12,143)              (38,352)
                                                                -----------                -------               -------

Cash flows from financing activities:
      Net proceeds from issuance of stock                                --                500,063                   --
      Net proceeds from issuance of
         subordinated debentures and warrants                       547,125                575,000               625,000
      Proceeds from exercise of
         stock options                                               20,563                     --                61,788
Proceeds from employee stock
      purchase plan                                                   1,066                  2,236                15,730
Proceeds from loan on officer's
      life insurance policy                                              --                 25,000               100,000
      Repayment of debt                                             (17,079)               (18,184)             (312,405)
                                                                    -------                -------              --------

      Net cash provided by
         financing activities                                       551,675              1,084,115               490,113
                                                                    -------              ---------               -------

      Net decrease in cash                                          (29,102)               (72,003)              (48,524)
      Cash and cash equivalents
        at beginning of year                                        304,385                376,388               424,912
                                                                    -------                -------               -------

      Cash and cash equivalents
         at end of year                                         $   275,283                304,385               376,388
                                                                ===========                =======               =======



                                                                                                                     (Continued)
See accompanying notes to financial statements.
                                                                   F-5




                                                      ELECTRO-CATHETER CORPORATION

                                                   Statements of Cash Flows, Continued



                                                                     1996                  1995                  1994
Reconciliation of net loss to net cash
  used in operating activities:
Net loss                                                        $ (892,940)             (1,135,890)           (1,371,915)
    Adjustments:
Depreciation and amortization                                      130,524                 137,106               137,795
Amortization of deferred charges                                     8,333                  61,708                30,167
Gain on disposal of property, plant
   and equipment                                                         -                       -                (6,600)

Changes in assets and liabilities:
 Decrease(increase) in accounts
    receivable, net                                                190,087                (141,514)             (206,401)

Decrease (increase)in inventories                                  230,900                (289,789)              639,520

(Increase) decrease in prepaid
    expenses and other current assets                              (21,314)                 96,749                29,626

Decrease (increase) in other assets, net                             4,207                   3,527                29,554

Increase in deferred revenues                                      144,293                       -                     -

(Decrease) increase in accounts
   payable and accrued expenses                                   (340,700)                124,128                217,969
                                                                  --------                 -------                -------


Net cash used in
  operating activities                                          $ (546,610)             (1,143,975)              (500,285)
                                                                ==========              ==========               ========














See accompanying notes to financial statements.
                                                                   F-6

                          ELECTRO-CATHETER CORPORATION

                          Notes to Financial Statements

                         August 31, 1996, 1995 and 1994

(1)      Summary of Significant Accounting Policies

         (a)      Nature of Business

         Electro-Catheter  Corporation ("Company") has been in business for over
            35 years. The Company develops, manufactures, markets, and sells products for hospitals and physicians. These products are diagnostic and therapeutic catheters which are utilized in connection with illnesses of the heart and circulatory system. The Company has targeted electrophysiology as its focal area for future growth, but intends to maintain and develop products for emergency care, cardiac surgery, invasive and non-invasive cardiology and invasive radiology.

         (b)      Revenue Recognition

         Revenues are recognized at the time of shipment and provisions, when appropriate, are made where the right to return exists. Revenue under service contracts are accounted for as the services are performed.

         (c)      Cash and Cash Equivalents

         For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost which approximates market value.

         (d)      Concentrations of Credit Risk

         Financial   instruments  that   potentially   subject  the  Company  to
            concentrations of credit risk consist primarily of trade accounts receivable. The Company's customer base is primarily comprised of hospitals in the U.S. and distributors outside the U.S. As of August 31, 1996, the Company believes it has no significant concentration of credit risk with its accounts receivable.

         (e)      Inventory Valuation

         Inventories are stated at the lower of cost (first-in, first-out method) or market.

         (f)      Patents and Trademarks

         Patents and trademarks are recorded at cost and are amortized on a straight-line basis over their useful lives. Such costs, net of accumulated amortization, are included in other assets, net in the accompanying balance sheets.



                                                                    (Continued)
                                       F-7

                                          ELECTRO-CATHETER CORPORATION
                                    Notes to Financial Statements, Continued



(1)      Summary of Significant Accounting Policies, cont.

         (g)      Property, Plant and Equipment

         Property, plant and equipment is carried at cost. Plant and equipment is depreciated using the straight-line method over the estimated useful lives of the assets.

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

         (h)      Research and Development

         Research and development costs are charged to expense when incurred.

         (i)      Accounting for Income Taxes

         Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits which are not expected to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

         (j)      Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amount reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         (k)      Stock-Based Compensation

         In October  1996,  the  Financial  Accounting  Standards  Board  issued
            Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") which presents companies with the alternative of retaining the current accounting for stock-based compensation or adopting a new accounting method based on the estimated fair value of equity instruments granted to employees during the year. Companies that do not adopt the fair value based method of accounting will be required to adopt the disclosure provisions of SFAS 123 commencing in fiscal 1997. The Company expects to continue applying its current accounting principles and upon adoption in fiscal 1997 will present the required footnote disclosures.


                                                                    (Continued)
                                       F-8

                          ELECTRO-CATHETER CORPORATION
                    Notes to Financial Statements, Continued



(1)      Summary of Significant Accounting Policies, cont.


         (l)      Loss Per Share

         Loss per share is computed using the weighted average number of shares outstanding during each year. Shares issuable upon exercise of outstanding stock options, warrants and conversion of debentures are not included in the computation of loss per share because the result of their inclusion would be anti-dilutive.

         The weighted average number of shares of common stock used in the computation of loss per share was approximately 6,354,000 in 1996, 6,027,000 in 1995 and 5,711,000 in 1994.

(2)      Liquidity

         The accompanying  financial  statements  have been  prepared on a going concern basis which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company incurred net losses of $892,940, $1,135,890 and $1,371,915 for the years ended August 31, 1996, 1995 and 1994 respectively, and at August 31, 1996 had an accumulated deficit of $10,101,717. The net losses incurred by the Company have consumed working capital and weakened the Company's financial position. The Company's ability to continue in business is dependent upon its success in generating sufficient cash flow from operations or obtaining additional financing. The Company continues to re-evaluate its plans and adopt certain cost reduction measures. The Company is attempting to increase sales by examining and, where appropriate, modifying its distribution network, utilizing aggressive pricing and introducing new products to market. The Company's ability to continue as a going concern is dependent upon the successful implementation of the aforementioned programs. There can be no assurances that these programs can be successfully implemented. The financial statements do not include any adjustments relating to the recoverability and classifications of reported asset amounts or the amounts of liabilities that might result from the outcome of this uncertainty.


(3)      Inventories

         Inventories consisted of the following:
                                                   1996               1995

        Finished goods                      $    954,997            938,224
        Work-in-process                          490,396            644,957
        Materials and supplies                   416,786            509,898
                                                 -------            -------

                                             $ 1,862,179          2,093,079
                                             ===========          =========




                                                                 (Continued)
                                       F-9

                        ELECTRO-CATHETER CORPORATION
                    Notes to Financial Statements, Continued



(4)      Property, Plant and Equipment

         Property, plant and equipment consisted of the following:
                                              1996                  1995

          Land                          $   38,400                38,400
          Building                         153,597               153,597
          Building improvements            952,837               947,956
          Equipment                      2,244,694             2,222,694
          Office furniture and
            equipment                      519,319               512,034
          Leasehold improvements           340,382               340,382
          Sales equipment and
            diagnostic computers           589,348               591,965
          Capitalized leases                49,268                     -
                                            ------               ------

                                         4,887,845             4,807,028

          Less accumulated deprecia-
            tion and amortization        4,336,147             4,208,241
                                         ---------             ---------


          Net property, plant
            and equipment               $  551,698               598,787
                                        ==========               =======

(5)      Accrued Expenses

         The components of accrued expenses consisted of the following:

                                                 1996                   1995

           Accrued salaries, wages and
                 payroll taxes               $ 278,263                322,552
           Accrued audit fees                   60,000                 45,000
           Other expenses                       57,328                 58,621
                                                ------                 ------
                                               395,591                426,173
                                               =======                =======

                                                                  (Continued)
                                      F-10

                          ELECTRO-CATHETER CORPORATION
                    Notes to Financial Statements, Continued



(6)      Deferred Revenues


         In June 1996,  the  Company  received  an advance of  $300,000  from an unrelated company to perform research and development and pre-production planning for them. For services performed, the Company recognized $155,707 in revenues from this agreement in 1996 and such amount is reported in net revenues in the statement of operations. The remaining $144,293 is recorded as deferred revenues in the accompanying balance sheet and will be recognized as the services are performed in the next fiscal year.

(7)      Subordinated Debentures Due to T-Partnership

         On October 11, 1993, the Company  entered into an agreement with the T-
            Partnership to borrow up to $1,000,000. On August 31, 1995, the Company entered into an agreement with the T-Partnership to borrow an additional $500,000. In January 1996, the T-Partnership agreed to lend the Company an additional sum of $200,000 and a deferral of interest payments on all indebtedness for three months. Ervin Schoenblum, the Company's Acting President and director, and another member of the Company's Board of Directors are members of the T-Partnership. As of August 31, 1996, the Company had received all of the available funds and had outstanding loans of $1,747,125, including deferred interest to the T-Partnership.

         The rate of interest is 12% per annum and is payable monthly on any outstanding balance. The agreement provides for repayment to begin on September 1, 1996 with installments of $25,000 each month. Any remaining balance is due on August 1, 2001. The loan is secured by the Company's property, building, accounts receivable, inventories and machinery and equipment. The Company must prepay the outstanding balance in the event the Company is merged into or consolidated with another corporation or the Company sells all or substantially all of its assets.

         In exchange for the additional funds, the Company agreed that if it is not in compliance with a certain financial covenant, to be tested on a monthly basis, the T-Partnership may declare an Event of Default and accelerate repayment of indebtedness. As of August 31, 1996, the Company was not in compliance with this financial covenant. In addition, the Company did not make its required December 1, 1996 principal payment. However, on December 16, 1996, the T-Partnership agreed not to exercise its right to accelerate the repayment of indebtedness through September 1, 1997 as a result of non-compliance with the aforementioned financial covenant and the nonpayment of the December principal payment or any future principal payments due in the 1997 fiscal year.

         Under the provisions of the original  agreement,  the T-Partnership was granted purchase warrants which permitted the T-Partnership to purchase 166,667 shares of the Company's common stock at a price of $3.25 per share. The new agreement states that the T-Partnership will surrender its original purchase warrant to purchase 166,667 shares of common stock and be granted a new purchase warrant to purchase 500,000 shares of the Company's common stock at a price of $0.9875 per share. A value has been allocated to the warrants based upon their estimated fair market value at the date of the agreement. Such amount ($50,000) is amortized as additional interest expense over the term of the indebtedness. The unamortized balance is shown in other assets in the accompanying balance sheets. The warrants are immediately exercisable and expire on August 1, 2001. As of August 31, 1996, these warrants remain outstanding.


                                                                  (Continued)
                                      F-11

                          ELECTRO-CATHETER CORPORATION
                    Notes to Financial Statements, Continued



(8)      Capitalized Lease Obligations

         The Company has entered into lease commitments  for equipment that meet the requirements for capitalization. The equipment has been capitalized and shown in property, plant and equipment in the accompanying 1996 balance sheet (see Note 3). The related obligations are also recorded in the accompanying balance sheet and are based upon the present value of the future minimum lease payments with interest rates of 13.7% to 17.1%.

         The annual  maturities   for   capitalized   lease   obligations   and
            subordinated debentures due to the T-Partnership for the five years subsequent to August 31, 1996 are as follows:

                            1997                           $   307,776
                            1998                               309,042
                            1999                               310,517
                            2000                               312,236
                            2001                               552,799

(9)      Other Debt

         The Company has borrowed $125,000 against the cash surrender value of a life insurance policy of the former Chairman of the Company. Interest on the loan is 6%. The loan and accrued interest is recorded as a reduction in the policy's cash surrender value which is included in other assets in the accompanying balance sheets.

(10)     Stock Options

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


                                                                    (Continued)
                                      F-12

                          ELECTRO-CATHETER CORPORATION
                    Notes to Financial Statements, Continued



(10)     Stock Options, cont.

         On April 1, 1992, the Board of Directors adopted the 1992 Non-Qualified
            Stock Option Plan pursuant to which options to purchase 200,000 shares of common stock may be granted to directors, officers and key employees. Options may be granted at a price determined by the Board of Directors, but not less than 80% of the fair market value at the date of grant. Options are exercisable at such time provided by the grants, but each option granted shall terminate no longer than five years after the date of grant.

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

A summary of all stock option activity follows:

                                            Number           Option
                                              of              Price
                                            Shares          Per share            Total

Year ended August 31, 1994:
     Granted                                253,200       $  2.25 - 2.75        644,625
     Exercised                               66,200           .88 - 2.50         61,788
     Cancelled or expired                   344,800           .88 - 2.75        617,225
Outstanding at August 31, 1994              480,800           .88 - 5.00      1,083,074
                                           =======            ===========      =========

Year ended August 31, 1995:
     Granted                                405,300           .81 - 1.14        407,025
     Cancelled or expired                   395,800          1.19 - 2.75        791,338
Outstanding at August 31, 1995              490,300           .81 - 5.00        698,761
                                            =======           ==========        =======

Year ended August 31, 1996:
     Granted                                 12,900           .81 -  .88         10,794
     Exercised                               23,500                .88           20,563
     Canceled or expired                    129,700           .81 - 5.00        330,231
Outstanding at August 31, 1996              350,000           .81 - 2.75        358,761
                                            =======           ===========        ======



      Options to acquire 164,080 shares of common stock were exercisable at August 31, 1996.


                                                              (Continued)
                                      F-13

                          ELECTRO-CATHETER CORPORATION
                    Notes to Financial Statements, Continued



(11)  Employee Stock Purchase Plan

         The Company has an Employee Stock Purchase Plan (the Plan) which provides for the issuance of a maximum of 75,000 shares of the Company's common stock which were made available for sale under the Plan's first offering.

         After the first offering, subsequent offerings were made upon the recommendation of the committee administering the Plan. Common stock can be purchased through employee-authorized payroll deductions at the lower of 85% of the fair market value of the common stock on either the first or last day of trading of the stock during the calendar year. It is the intention of the Company that the Plan qualify under Section 423 of the Internal Revenue Code. The Company's Board of Directors authorized extension of the Plan to January 1, 1997. During 1996, 1995 and 1994, 2,866, 2,476 and 7,403
            shares, respectively, were purchased under the Plan.

(12) Preferred Stock, Common Stock and Paid-in Capital

         The Company is authorized to issue up to 1,000,000 shares of preferred stock. As of August 31, 1996, no preferred shares have been issued.

         In August 1992, the Company sold 1,666,666  shares of common stock in a private placement at $1.20 per share for gross proceeds of approximately $2,000,000. As compensation for its services the placement agent was granted a warrant to purchase 200,000 shares of common stock of the Company at an exercise price of $1.80 per share. Based upon provisions of the placement agreement, the exercise price has been adjusted to $1.67 per share. This warrant expires August 31, 1997.

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

(13) Income Taxes

         A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will be realized. The valuation allowance for deferred tax assets as of September 1, 1996 was $2,983,000 as compared to $3,519,000 at September 1, 1995. The net change in the total valuation allowance for the year ended
            August 31, 1996 was a decrease of $536,000 as compared to an increase of $260,000 at August 31, 1995.








                                                                   (Continued)
                                      F-14

                          ELECTRO-CATHETER CORPORATION
                    Notes to Financial Statements, Continued



(13) Income Taxes, cont.

         At August 31, 1996 and 1995, the tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are as follows:


   Deferred tax assets:                              1996           1995
   --------------------                              ----           ----
         Inventories                              $ 155,000       104,000
         Accounts receivable,
           due to allowance for
           doubtful accounts                          3,000         18,000
         Contribution carryover                      23,000         23,000
         Compensated absences                        30,000         27,000
         Federal and state net
           operating loss carryforwards           2,209,000      2,549,000
         Research and development
           and investment tax credit
           carryforwards                            635,000        850,000
                                                    -------        -------

           Total gross deferred
              tax assets                          3,055,000      3,571,000

           Less valuation allowance               2,983,000      3,519,000
                                                  ---------      ---------

           Net deferred tax assets                   72,000         52,000

        Deferred tax liabilities:

              Excess of tax over financial
                statement depreciation              (72,000)       (52,000)
                                                    -------        -------

                       Net deferred tax           $     -0-            -0-
                                                      ======         ======


         At August 31, 1996, the Company had available federal net operating loss carryforwards, research and development and investment tax credit carryforwards that expire as follows:

                        Net             Research
                     operating            and              Invest-
                       loss             develop-             ment
    Expiration         carry-             ment               tax
     date            forwards           credits            credits
    1999         $         -             25,000                  -
    2000                   -            275,000             35,000
    2001           4,417,000            246,000             43,000
    2002           2,063,000                  -                  -
    2003             690,000                  -                  -
    2004             268,000                  -                  -
    2005              46,000                  -                  -
    2006             223,000                  -                  -
    2007             454,000                  -                  -
    2008             854,000             11,000                  -
    2009           1,368,000                  -                  -
    2010           1,178,000                  -                  -
    2011             588,000                  -                  -

                                                                   (Continued)
                                      F-15

                          ELECTRO-CATHETER CORPORATION
                    Notes to Financial Statements, Continued




(14) Segment Data

         The Company operates in one business segment. Export sales were approximately $2,324,000 in 1996, $1,964,000 in 1995 and $1,718,000
            in 1994. Sales to the only domestic distributor of the Company's products totalled approximately $765,000 in 1995 and $1,261,000 in 1994, representing approximately 11% of net sales in 1995 and 17% in 1994. The agreement with this distributor was terminated on May 31, 1995 and, as such, there were no sales to this distributor in 1996.

(15) Related Party Transactions

         During fiscal year 1994, a director of the Company who is associated with the T-Partnership was retained as a management consultant to the Company. The Company incurred fees from this individual in the amounts of approximately $16,000 in 1994. In December 1993, this individual became the Acting President of the Company and still holds that position.

(16) Commitments and Contingencies

(a) The Company has agreements to lease facilities and equipment for use in the operations of the business under operating leases. The Company incurred rental expenses in connection with these leases of approximately $116,000 in 1996, $148,000 in 1995 and $155,000 in
            1994.

         The following is a schedule of future minimum rental payments for operating leases which expire through 2000:


                       1997                           $  26,687
                       1998                              22,007
                       1999                               6,877
                       2000                               4,150
                                                      -----


(b)       Deposits   have been placed with  certain  lessors for which  monthly payments will begin when the equipment is placed in service, which is tentatively scheduled for January 1997. The leases will be treated as capital leases and are for a duration of five years with combined annual payments of approximately $80,000.


(c)       The Company is involved in certain claims and litigation  arising in the normal course of business. Management believes, based on the opinion of counsel representing the Company in such matters, that the outcome of such claims and litigation will not have a material effect on the Company's financial position and results of operations.



                                                                (Continued)
                                      F-16

                          ELECTRO-CATHETER CORPORATION
                    Notes to Financial Statements, Continued













                                                                                                         Schedule II

                                             ELECTRO-CATHETER CORPORATION

                                           Valuation and Qualifying Accounts



                                                                   Addition
                                              Balance              charged
                                             at begin-             to cost                                Balance
                                              ing of                 and                 Write-           at end
Description                                    year                expenses              offs             of year
-----------                                    ----                --------              ----             -------

1996 Allowance for doubtful accounts         $ 76,796                 39,383            101,179           15,000
====                                         ========                 ======            =======           ======

1995 Allowance for doubtful accounts         $ 21,776                 55,020                  -           76,796
====                                         ========                 ======             ======           ======

1994 Allowance for doubtful accounts         $ 28,139                      -              6,363           21,776
====                                         ========                 ======              =====           ======






















                                                                    (Continued)

                                   Exhibits(1)

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

    (10)(h) Registrant's 1987 Incentive Stock Option Plan filed as an Exhibit to the Registrant's Report on Form 10-K for the fiscal year ended August 31, 1987, and incorporated by reference as an exhibit hereto.(2)

    (10)(i) Registrant's 1990 Incentive Stock Option Plan filed as an Exhibit to the Registrant's Report on Form 10-K for the fiscal year ended August 31, 1990, and incorporated by reference as an exhibit hereto.(2)

    (10)(j) Registrant's 1992 Incentive Stock Option Plan filed as an Exhibit to the Registrant's Report on Form 10-K for the fiscal year ended August 31, 1992, and incorporated by reference as an exhibit hereto.(2)


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

    (10)(m) Lending Agreement dated August 31, 1995 between Registrant and the T-Partnership filed as an exhibit to the Registrant's Report on
             Form  10-K  for  the  fiscal   year  ended   August  31,  1995  and
             incorporated by reference as an exhibit hereto.

    (10)(n) Composite Modification Agreement between the Registrant and the T-Partnership dated January 1, 1996 filed as an exhibit hereto.

    (22)     Subsidiaries - Electro-Catheter International Corp.


(1) The Company's current, quarterly and annual reports are filed with the Securities and Exchange Commission under file No. 0-7578.
(2) Management contract or compensatory plan or arrangement.

      (24)   Consent of KPMG Peat Marwick LLP filed as an exhibit hereto.

      (27) Financial Data Schedule which is submitted electronically to the Securities and Exchange Commission for information only and is not filed.

              (b)    Reports on Form 8-K :  None.

              (c)    Exhibits:    Reference is made to the list of exhibits
                                  contained in item 14(a) 3 above.