Form 10-Q
period 1996-11-30
ELECTRO CATHETER CORP
filed 1997-01-14
CIK 32120

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q

        X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                             For the quarterly period ended November 30, 1996


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

                  Yes   X                     No

     As of January 9, 1997, the number of shares outstanding of the Registrant's common stock was 6,373,711 shares, $.10 par value.

                          ELECTRO-CATHETER CORPORATION



                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
                                                                      PAGE


Item 1.  Financial Statements (Unaudited):


                Condensed Comparative Balance Sheets
                    November 30, 1996 and August 31, 1996              1


                Condensed Comparative Statements of Operations -
                    Three Months Ended November 30, 1996
                      and November 30, 1995                            2


                Condensed Comparative Statements of Cash Flows -
                    Three Months Ended November 30, 1996 and
                      November 30, 1995                                3


                Notes to Condensed Financial Statements                4


Item 2.         Management's Discussion and Analysis of
                  Financial Condition and Results of Operations      5 - 7


PART II. OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K                       7

         SIGNATURES                                                    8

         INDEX TO EXHIBITS                                             9



                          ELECTRO-CATHETER CORPORATION
                      CONDENSED COMPARATIVE BALANCE SHEETS
                      November 30, 1996 and August 31, 1996

                                                                                November 30                             August 31
                                                                                    1996                                  1996
                              ASSETS                                            (Unaudited)

Current assets:
  Cash and cash equivalents                                                  $    161,137                               275,283
  Accounts receivable, net                                                        910,558                             1,016,201
  Inventories
    Finished goods                                   1,053,344                                     954,997
    Work-in-process                                    457,853                                     490,396
    Materials and supplies                             433,225                                     416,786
                                                     ---------                                   ---------
    Total inventories                                                           1,944,422                             1,862,179
    Prepaid expenses and
         other current assets                                                      83,967                                64,344
                                                                                ---------                            ----------

   Total current assets                                                         3,100,084                             3,218,007

Property, plant and equipment, net                                                560,832                               551,698
Other assets, net                                                                 121,152                               123,407
                                                                               ----------                             ---------

Total assets                                                                    3,782,068                             3,893,112
                                                                                =========                             =========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current installments of subordinated
          debentures due to T-Partnership                                         300,000                               300,000
   Current installments of capitalized lease
          obligations                                                               8,075                                 7,489
   Deferred revenues                                                                    -                               144,293
   Accounts payable and accrued expenses                                          849,909                               741,479
                                                                                 --------                              --------
Total current liabilities                                                       1,157,984                             1,193,261

Subordinated debentures due to
          T-Partnership, excluding current
              installments                                                      1,372,125                             1,447,125
Capitalized lease obligation, excluding
          current installments                                                     35,334                                37,756
                                                                                ---------                             ---------

Total liabilities                                                               2,565,443                             2,678,142
                                                                                ---------                             ---------

Stockholders' equity:
   Common stock                                                                   637,371                               637,371
   Additional paid-in capital                                                  10,679,316                            10,679,316
   Accumulated deficit                                                        (10,100,062)                          (10,101,717)
                                                                             ------------                          ------------

  Total stockholders' equity                                                    1,216,625                             1,214,970
                                                                                ---------                             ---------
  Total liabilities and stockholders'
     equity                                                                   $ 3,782,068                             3,893,112
                                                                                =========                             =========
See accompanying notes to condensed financial statements.




                                                     ELECTRO-CATHETER CORPORATION

                                            CONDENSED COMPARATIVE STATEMENTS OF OPERATIONS
                                                              (Unaudited)


                                                                      Three Months Ended
                                                                         November 30,

                                                                 1996                        1995
                                                                 ----                        ----
Net revenues, including product sales,
    research and development revenues
    and license fees                                        $ 1,677,750                   1,825,993
Cost of revenues                                                814,995                     894,897
                                                                -------                     -------

        Gross profit                                            862,755                     931,096

Operating expenses:
 Selling, general and administrative                            593,833                     788,036
 Research and development                                       212,567                     277,336
                                                                -------                     -------


        Operating income (loss)                                  56,355                    (134,276)


Other income (expenses):
    Interest income                                                   -                          86
    Interest expense                                            (54,700)                    (43,544)
                                                                -------                     -------

        Net profit (loss)                                   $     1,655                    (177,734)
                                                                  =====                    ========

Net loss per common share                                   $      0.00                       (0.03)
                                                                   ====                       =====

Dividends per share                                                None                        None

Weighted average shares outstanding                           6,373,711                   6,344,584
                                                              =========                   =========



See accompanying notes to condensed financial statements.





                                                     ELECTRO-CATHETER CORPORATION

                                            CONDENSED COMPARATIVE STATEMENTS OF CASH FLOWS
                                                              (Unaudited)
                                                                                                   Three Months Ended
                                                                                                      November 30,

                                                                                           1996                         1995
                                                                                           ----                         ----
Increase (decrease) in cash:
    Cash flows from operating activities:
    Cash received from customers                                                    $ 1,639,100                    1,814,777
    Cash paid to vendors and employees                                               (1,582,599)                  (2,260,223)
    Interest received                                                                         -                           86
    Interest paid                                                                       (53,364)                     (41,461)
                                                                                       --------                      -------
    Net cash provided by (used in)
        operating activities                                                              3,137                     (486,821)

Cash flows from investing activities:
    Cash purchases of property, plant and
       equipment                                                                        (40,447)                      (9,086)
                                                                                        -------                       ------

Net cash used in investing activities                                                   (40,447)                      (9,086)
                                                                                        -------                       ------

Cash flows from financing activities:
    Proceeds from loan and warrants
       from T-Partnership                                                                     -                      300,000
    Repayment of debentures and capitalized
       lease obligations                                                                (76,836)                     (13,055)
                                                                                        -------                      -------

    Net cash (used in) provided by
        financing activities                                                            (76,836)                     286,945
                                                                                        -------                      -------

Net decrease in cash                                                                   (114,146)                    (208,962)
Cash at beginning of period                                                             275,283                      304,385
                                                                                        -------                      -------
Cash at end of period                                                                 $ 161,137                       95,423
                                                                                       ========                    =========

Net profit (loss)                                                                     $   1,655                     (177,734)

    Adjustments:
       Depreciation                                                                      31,313                       30,637
       Amortization                                                                       2,083                        2,083

    Changes in assets and liabilities:
       Decrease in accounts receivable, net                                             105,643                          799
       Increase in inventories                                                          (82,243)                    (153,095)
       Increase in prepaid expenses and
          other current assets                                                          (19,623)                     (28,561)
       Decrease in other assets                                                             172                        8,396
       Decrease in deferred revenues                                                   (144,293)                           -
       Increase (decrease) in accounts payable
          and accrued expenses                                                          108,430                     (169,346)
                                                                                        -------                     --------

Net cash provided by (used in) operating
          activities                                                                  $   3,137                     (486,821)
                                                                                       ========                     ========

See accompanying notes to condensed financial statements.

                          ELECTRO-CATHETER CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS





Note 1  Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of Electro-Catheter Corporation as of November 30, 1996, the results of operations for the three months ended November 30, 1996 and November 30, 1995 and statements of cash flows for the three months ended November 30, 1996 and November 30, 1995, but are not necessarily indicative of the results to be expected for the full year.

     The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K. Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-----------------------------------------------------------
     AND RESULTS OF OPERATIONS
     -------------------------

Results of Operations
---------------------

     Electro-Catheter Corporation has continued to investigate opportunities to capitalize on its catheter technology and manufacturing capabilities. The Company realized a profit in the first quarter of fiscal year 1997 as a result of sales generated from some of these arrangements as well as from other cost reduction measures. However, there is no assurance that such opportunities will continue to materialize and that the Company can remain profitable.

     Net revenues, which includes revenues of $144,293 from a research and development agreement and $32,000 from a licensing agreement for certain of the Company's technology, decreased $148,243 (8.1%) for the three months ended
November 30, 1996 as compared to the three months ended November 30, 1995. Direct domestic sales decreased $154,756 (13.4%) for this period primarily due to lower demand for the Company's multi-function and steerable catheters, combined with a loss of some field sales personnel who have not yet been replaced. International sales decreased $156,383 (26.1%) primarily due to decreased sales of the Company's electrophysiology products.

     During recent months, the Company has devoted a significant part of its engineering efforts to its research and development customer and other long-term projects. This strategy has adversely affected sales in the short-term, but management anticipates that such a strategy will yield favorable results in the longer-term. The Company continues to explore solutions for the catheter-based problems of the electrophysiologist.

     Gross profit dollars decreased $68,341 (7.3%) for the three months ended November 30, 1996 as compared to the same period of the prior year. This decrease is primarily attributed to the lower sales volume. The gross profit percentage for the three months ended November 30, 1996 was 51.4% as compared to 51.0% for the same period of the prior year. In October 1996, the Company reduced the number of its production employees in line with the decreased demand.

     Selling, general and administrative expenses decreased $194,203 (24.6%) for the three months ended November 30, 1996 as compared to the three months ended November 30, 1995. This decrease primarily reflects lower domestic marketing and selling expenses as a result of the loss of some field sales personnel that have not yet been replaced.

     Research and development expenses decreased $64,769 (23.4%) for the three months ended November 30, 1996 as compared to the same period of the prior year. This decrease is primarily attributed to lower material purchases as well as the allocation of engineering resources to a contracted research and development project. The costs associated with these billable arrangements are included in cost of revenues in the accompanying condensed comparative statement of operations. The aforementioned decreases were partially offset by higher expenses for new personnel.

     Interest  expense  increased   primarily  as  a  result  of  the  increased
borrowings from the T-Partnership.

     The net profit for the three months ended November 30, 1996 was $1,655 or $0.00 per share as compared to a net loss of $177,734 or $0.03 per share for the three months ended November 30, 1995.


Liquidity and Capital Resources
-------------------------------

     At November 30, 1996, working capital decreased $82,646 to $1,942,100 from August 31, 1996. The current ratio remained at 2.7 to 1 at November 30, 1996, as it was on August 31, 1996. Net cash provided by operating activities was $3,137 for the three months ended November 30, 1996 as compared to $486,821 used in operating activities for the three months ended November 30, 1995. This improvement is primarily attributed to the reduction in the Company's losses and the decrease in accounts receivable and the increase in accounts payable. The
Company was able to satisfy its cash requirements from funds received for research and development work, cost reduction measures, especially in the sales and marketing area where some sales personnel have not been replaced, and cash on hand. Expenses will increase as a result of having hired additional sales, engineering and regulatory personnel.

     The Company's ability to continue with its plans is contingent upon its ability to obtain sufficient cash flow from operations or to obtain additional financing. The Company continues to evaluate its plans and adopt certain cost reduction measures, where appropriate. However, there can be no assurance that the Company will be able to generate sufficient funding for its needs.

     On August 31, 1995, the Company entered into an agreement with the T-Partnership to borrow an additional $500,000 (Lending Agreement). In January 1996, the Company and the T-Partnership agreed to a restructuring of its financing agreement. The T-Partnership advanced an additional $200,000 to the Company and agreed to defer interest payments for a period of three months (interest payments were added to the outstanding principal on the T-Partnership indebtedness). The total indebtedness due to the T-Partnership at November 30, 1996 was $1,672,125.

     The rate of interest on the debt is 12% per annum and is payable monthly on any outstanding balance. Principal payments of $25,000 began on September 1, 1996. Any remaining balance is due on August 1, 2001. The loan is secured by the Company's property, building, accounts receivable, inventories and machinery and equipment. The Company is to prepay the outstanding balance in the event the Company is merged into or consolidated with another corporation or the Company sells all or substantially all of its assets.

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

     In June 1996, Electro-Catheter Corporation received an advance of $300,000 from an unrelated company to perform research and development and pre-production. In September 1996, the Company reached a verbal agreement-in-principle with this company to perform research and development and production for a period of one year for a monthly fee of $150,000. This arrangement has not yet been reduced to writing and remains non-binding. In December 1996, the Company received an additional advance of $150,000 from this company.

     In October 1996, the Company reached an agreement to license certain of its technology to another medical device company that is in a market segment in which the Company does not participate. This agreement is currently verbal and has not been finalized. In the first quarter of fiscal year 1996, the Company received $32,000 in license fees from this company and in December 1996, it received an additional $32,000. The final payment of $32,000 is to be received upon the attainment of a milestone by the customer.

     The aforementioned agreements include the opportunity to manufacture products, which should increase plant utilization. However, there can be no assurance that the Company will receive the manufacturing rights to these products or be able to manufacture these products. If manufacturing rights are not received for one of these agreements, then royalty payments are to be received based on the customer's sales volume.

     Inflation did not have a material impact on the results of the Company's operations for the three months ended November 30, 1996.


Part II. Other Information
--------------------------

Item 6.  Exhibits and Reports on Form 8-K

     (a) The exhibits filed or incorporated by reference as part of this Quarterly Report on Form 10-Q are listed in the attached Index to Exhibits.

     (b) During the quarter ended November 30, 1996, the Company did not file any current Reports on Form 8-K.

Signatures
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             ELECTRO-CATHETER CORPORATION

                                             /s/Ervin Schoenblum
                                             -------------------
Date  January 14, 1997                       Ervin Schoenblum
      ----------------                       Acting President and
                                             Chief Operating Officer

                                             /s/Joseph P. Macaluso
                                             ---------------------
Date  January 14, 1997                       Joseph P. Macaluso
    ------------------                       Chief Financial Officer

                                INDEX TO EXHIBITS


27    -    Financial  data  schedule which is submitted  electronically  to the
           Securities and Exchange Commission for information only and is not filed.