Form 10-Q
period 1997-02-28
ELECTRO CATHETER CORP
filed 1997-04-14
CIK 32120

UNITED STATES

                                        SECURITIES AND EXCHANGE COMMISSION

                                              Washington, D.C. 20549
                                               --------------------

                                                    FORM 10-Q

        X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                 For the quarterly period ended February 28,
                                 1997

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

     As of April 7, 1997, the number of shares outstanding of the Registrant's common stock was 6,383,611 shares, $.10 par value per share.

                          ELECTRO-CATHETER CORPORATION



                              TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
                                                                            PAGE


Item 1.  Financial Statements (Unaudited):


                Condensed Comparative Balance Sheets
                    February 28, 1997 and August 31, 1996                      1


                Condensed Comparative Statements of Operations -
                    Three and Six Months Ended February 28, 1997
                    and February 29, 1996                                      2


                Condensed Comparative Statements of Cash Flows -
                    Six Months Ended February 28, 1997 and
                    February 29, 1996                                          3


                Notes to Condensed Financial Statements                        4


Item 2.         Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                    5 - 7


PART II. OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K                               7

                SIGNATURES                                                     8

                Index to Exhibits                                              9



                                                                      ELECTRO-CATHETER CORPORATION
                                                                   CONDENSED COMPARATIVE BALANCE SHEETS
                                                                                 (Unaudited)

                                                                   February 28, 1997 and August 31, 1996

                                                                      February 28,                           August 31,
                                                                           1997                                 1996
                                                                      -----------                             -------
ASSETS
Current assets:
  Cash and cash equivalents                                          $    98,783                               275,283
  Accounts receivable, net                                               923,367                             1,016,201
  Inventories
    Finished goods                            833,650                                     954,997
    Work-in-process                           406,185                                     490,396
    Materials and supplies                    433,857                                     416,786
                                            ---------                                   ---------
    Total inventories                                                  1,673,692                             1,862,179
    Prepaid expenses and
         other current assets                                            269,729                                64,344
                                                                      ----------                            ----------

   Total current assets                                                2,965,571                             3,218,007

Property, plant and equipment, net                                       737,621                               551,698
Other assets, net                                                        109,133                               123,407
                                                                      ----------                             ---------

Total assets                                                           3,812,325                             3,893,112
                                                                       =========                             =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current installments of subordinated
          debentures due to T-Partnership                                300,000                               300,000
   Current installments of capitalized
          lease obligations                                               37,954                                 7,489
   Deferred revenues                                                           -                               144,293
   Accounts payable and accrued expenses                                 834,866                               741,479
                                                                        --------                             ---------
Total current liabilities                                              1,172,820                             1,193,261
Subordinated debentures due to
          T-Partnership, excluding current
          installments                                                 1,347,125                             1,447,125
Capitalized lease obligation, excluding
          current installments                                           192,639                                37,756
                                                                         -------                                ------

Total liabilities                                                      2,712,584                             2,678,142
                                                                       ---------                             ---------

Stockholders' equity:
   Common stock                                                          638,361                               637,371
   Additional paid-in capital                                         10,682,008                            10,679,316
   Accumulated deficit                                               (10,220,628)                          (10,101,717)
                                                                    ------------                          ------------

  Total stockholders' equity                                           1,099,741                             1,214,970
                                                                       ---------                             ---------

  Total liabilities and stockholders'
     equity                                                          $ 3,812,325                             3,893,112
                                                                       =========                             =========
See accompanying notes to condensed financial statements.



                                                     ELECTRO-CATHETER CORPORATION

                                            CONDENSED COMPARATIVE STATEMENTS OF OPERATIONS
                                                              (Unaudited)


                                                               Three Months Ended                           Six Months Ended

                                                        February 28,       February 29,             February 28,       February 29,
                                                               1997               1996                     1997               1996
                                                        -----------        -----------              -----------        -----------

Net sales                                                $ 1,741,555       $ 1,953,692              $ 3,419,305         $ 3,779,685
Cost of goods sold                                           961,136           994,388                1,776,131           1,889,285
                                                           ---------       -----------              -----------         -----------

        Gross profit                                         780,419           959,304                1,643,174           1,890,400

Operating expenses:
    Selling, general and administrative                      604,982           746,456                1,198,815           1,534,492
    Research and development                                 235,214           252,013                  447,781             529,349
                                                         -----------       -----------              -----------         -----------

Operating loss                                               (59,777)          (39,165)                  (3,422)           (173,441)

Other income (expenses):
    Interest income                                               --                --                       --                  86
    Interest expense                                         (60,789)          (51,670)                (115,489)            (95,214)
                                                         -----------       -----------              -----------         -----------

        Net loss                                         $  (120,566)       $  (90,835)              $ (118,911)         $ (268,569)
                                                         ===========       ===========              ===========         ===========


Net loss per common share                                $     (0.02)      $     (0.01)             $     (0.02)        $     (0.04)
                                                         ===========       ===========              ===========         ===========

Dividends per share                                           None              None                     None                None

Weighted average shares outstanding                       6,378,661          6,348,778                6,377,247           6,346,586


See accompanying notes to condensed financial statements.



                                                     ELECTRO-CATHETER CORPORATION
                                            CONDENSED COMPARATIVE STATEMENTS OF CASH FLOWS
                                                              (Unaudited)
                                                                                            Six Months Ended
                                                                                    February 28,          February 29,
                                                                                           1997                1996
                                                                                           ----                ----
Increase (decrease) in cash:
Cash flows from operating activities:
    Cash received from customers                                                     $ 3,494,639          3,595,130
    Cash paid to vendors and employees                                                (3,391,899)        (4,198,973)
    Interest received                                                                          -                  -
    Interest paid                                                                       (112,321)           (59,545)
                                                                                        --------          ---------

    Net cash used in operating activities                                                 (9,581)          (663,388)
                                                                                         -------          ---------

Cash flows from investing activities:
    Cash purchases of property, plant and
       equipment                                                                         (59,824)           (11,298)
                                                                                         -------            -------
Net cash used in investing activities                                                    (59,824)           (11,298)
                                                                                         -------            -------

Cash flows from financing activities:
    Stock purchase plan                                                                    3,682              1,066
    Proceeds from loan from and issuance
       of warrants from T-Partnership                                                          -            400,000
    Reductions of debt and capitalized lease
       obligations                                                                      (110,777)           (13,934)
                                                                                        --------           --------

    Net cash (used in) provided by financing
       activities                                                                       (107,095)           387,132
                                                                                        --------            -------

Net decrease in cash                                                                    (176,500)          (287,554)
Cash at beginning of period                                                              275,283            304,385
                                                                                         -------            -------
Cash at end of period                                                                 $   98,783             16,831
                                                                                          ======             ======

Net loss                                                                              $ (118,911)          (268,569)
    Adjustments:
       Depreciation                                                                       70,026             62,792
       Amortization                                                                        4,167              4,167

    Changes in assets and liabilities:
       Decrease (increase) in accounts receivable, net                                    92,834           (174,555)
       Decrease (increase) in inventories                                                188,487            (84,310)
       Increase in prepaid expenses and
             other current assets                                                       (205,385)           (40,643)
       Decrease in other assets                                                           10,107              8,830
       Decrease in deferred revenues                                                    (144,293)                 -
       Increase (decrease) in accounts
             payable and accrued expenses                                                 93,387           (171,100)
                                                                                          ------           --------

Net cash used in operating activities                                                   $ (9,581)          (663,388)
                                                                                          ======           ========

    Noncash investing and financial activities:
       During the  six  months  ended  February  28,  1997,   capitalized   lease
             obligations of $196,125 were  recognized  when the Company  entered into leases for equipment.

See accompanying notes to condensed financial statements.


                          ELECTRO-CATHETER CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS





Note 1  Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of Electro-Catheter Corporation as of February 28, 1997, the results of operations for the three and six months ended February 28, 1997 and February 29, 1996 and statements of cash flows for the six months ended February 28, 1997 and February 29, 1996, but are not necessarily indicative of the results to be expected for the full year.

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

Note 2

     Toward the end of the second quarter, certain products were damaged during the sterilization process as a result of a processing error by the company that sterilizes the Company's product. The extent of the damage and the amount recoverable under any claims against the outside sterilization company are being investigated. The cost of these products is approximately $165,000 and such cost is included in "other current assets" in the accompanying balance sheet.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

Results of Operations

     Net revenues, which includes research and development revenue of $159,471 and $64,000 from licensing certain of the Company's technology to third parties, decreased $212,137 (10.9%) for the three months ended February 28, 1997 as compared to the three months ended February 29, 1996. For the six months ended February 28, 1997 net revenues, which includes research and development revenue of $303,764 and $96,000 from licensing certain of the Company's technology, decreased $360,380 (9.5%) as compared to the same six-month period in the prior fiscal year. Direct domestic sales decreased $218,700 (17.6%) and $375,360 (15.7%), respectively, for the three and six months ended February 28, 1997 as compared to the same periods last year. These decreases are primarily due to a decline in sales of the Company's electrophysiology products and lower demand for some of the Company's older products. International sales decreased $232,385 (33.2%) and $388,768 (29.9%), respectively, for the same periods which, for the most part, is attributed to a decline in sales of the Company's electrophysiology products.

     During recent months, the Company has devoted most of its engineering efforts to its research and development customer, original equipment manufacturers (OEM) customers and other long-term projects. This strategy has affected sales in the short-term, but management hopes that such strategy will yield more positive results in the long-term as the Company emphasizes and continues to investigate opportunities to capitalize on its catheter technology and manufacturing capabilities.

     Gross profit dollars decreased $178,884 (18.6%) and $247,226 (13.1%) respectively, for the three and six months ended February 28, 1997 as compared to the same periods last year. This decrease is primarily attributed to the lower volume manufactured. The gross profit percentage for the six months ended February 28, 1997 was 48.1% as compared to 50.0% for the same period last year. In October 1996, the Company reduced its manufacturing force as a result of the decreased demand. This decrease in production will continue to negatively impact gross profit.

     Selling, general and administrative expenses decreased $141,564 (19.0%) and $335,677 (21.9%), respectively, for the three and six months ended February 28, 1997 as compared to the three and six months ended February 29, 1996. These decreases primarily reflect lower domestic marketing and selling expenses as a result of the loss of field sales personnel that have not yet been replaced.

     Research and development expenses decreased $16,799 (6.7%) and $81,568 (15.4%) for the three and six months ended February 28, 1997 as compared to the same period last year. The decrease is primarily attributed to the transfer of expenses to costs of revenues associated with billable research and development activities performed for a third party and lower material purchases. These decreases were partially offset by higher expenses for new personnel.

     Interest expense increased primarily as a result of the higher loan balance to the T-Partnership and interest costs associated with the financing of new capital equipment.

     The net loss for the three months ended February 28, 1997 was $120,566 or $.02 per share as compared to a loss of $90,835 or $0.01 per share for the three months ended February 29, 1996.

     The net loss for the six months ended February 28, 1997 was $118,911 or $.02 per share as compared to a net loss of $268,569 or $0.04 per share for the six months ended February 29, 1996.

Liquidity and Capital Resources

     At February 28, 1997, working capital decreased $231,995 to $1,792,751 from August 31, 1996. The current ratio was 2.5 to 1 at February 28, 1997 as compared to 2.7 to 1 at August 31, 1996. Net cash used in operating activities was $9,581 for the six months ended February 28, 1997 as compared to $663,388 used in operating activities for the six months ended February 29, 1996. This improvement is primarily attributed to the reduction in the Company's losses for the six-month period and the decrease in accounts receivable and the increase in accounts payable. The Company was able to satisfy its cash requirements from funds received for research and development work performed for third parties, cost-saving measures, especially in the sales and marketing area where some sales personnel have not been replaced, and cash on hand.

     The Company's ability to continue with its plans is contingent upon its ability to obtain sufficient cash flow from operations or to obtain additional financing. The Company continues to evaluate its plans and adopt certain cost-saving measures, when and where appropriate. However, there can be no assurance that the Company will be able to generate the funding required.

     On August 31, 1995, the Company entered into an agreement with the T-Partnership to borrow an additional $500,000 ("Lending Agreement"). In January 1996, the Company and the T-Partnership agreed to a restructuring of its financing agreement. The T-Partnership advanced an additional $200,000 to the Company and agreed to defer interest payments for a period of three months (interest payments were added to the outstanding principal on the T-Partnership indebtedness). The total indebtedness due to the T-Partnership at February 28, 1997 was $1,647,125. On April 10, 1997, the T-Partnership advanced an additional $100,000 to the Company on the same terms and conditions as the Lending Agreement, except that no additional warrants were issued.

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

     In June 1996, the Company received an advance of $300,000 from an unrelated company to perform research and development projects and pre-production work. In September 1996, the Company reached a verbal agreement-in-principle with this company to perform research and development and production for a period of one year for a monthly fee of $150,000. This arrangement has been reduced to a mutually agreed upon Term Sheet from which a formal agreement is intended to be reached. In December 1996 and March 1997, the Company received additional advances of $150,000 from this company.

     In October 1996, the Company reached an agreement to license certain of its technology to another medical device company that is in a market segment in which the Company does not participate. This agreement has been finalized. For the six months ended February 28, 1997, the Company received all of the $96,000 in license fees from this company as per the terms of this arrangement.

     The aforementioned agreements include the opportunity to manufacture third party products which could increase plant utilization. However, there can be no assurance that the Company will receive the manufacturing rights to these products or be able to manufacture these products. If manufacturing rights are not received for one of these agreements, then royalty payments are to be received based upon the customer's sales volume.

     Inflation did not have a material impact on the results of the Company's operations for the six months ended February 28, 1997.

Part II  Other Information

Item 6.  Exhibits and Reports on Form 8-K

             (a) The exhibits filed or incorporated by reference as part of this Quarterly Report on Form 10-Q are listed in the attached Index to Exhibits.

             (b) During the quarter ended February 28, 1997, the Company did not file any Current Reports on Form 8-K.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     ELECTRO-CATHETER CORPORATION


                                     /s/Ervin Schoenblum
                                     -------------------
Date   April 14, 1997                Ervin Schoenblum
                                     Acting President & Chief Operating Officer


                                     /s/Joseph P. Macaluso
                                     ---------------------
Date  April 14, 1997                 Joseph P. Macaluso
                                     Chief Financial Officer

                               INDEX TO EXHIBITS
                               -----------------


                       27     -    Financial Data Schedule, which is submitted
                                   electronically   to   the   Securities   and
                                   Exchange Commission for information only and is not filed.