Form 10-Q
period 1997-05-31
ELECTRO CATHETER CORP
filed 1997-07-11
CIK 32120

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q

        X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR  15(d) OF THE
   -----------
                      SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended May 31, 1997

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

          Registrant's Telephone No. including Area Code: 732-382-5600


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes X                         No

     Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date:

     As of July 7, 1997, the number of shares outstanding of the Registrant's common stock was 6,383,611 shares, $.10 par value

                          ELECTRO-CATHETER CORPORATION





                                TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION                                          PAGE


Item 1.         Financial Statements (Unaudited):


                  Condensed Comparative Balance Sheets
                    May 31, 1997 and August 31, 1996                    1


                  Condensed Comparative Statements of Operations -
                    Three and Nine Months Ended May 31, 1997
                    and May 31, 1996                                    2


                  Condensed Comparative Statements of Cash Flows -
                    Nine Months Ended May 31, 1997 and
                    May 31, 1996                                        3

                  Notes to Condensed Financial Statements             4 - 5


Item 2.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations               6 - 8

PART II. OTHER INFORMATION

Item 4.         Submission of Matters to a Vote of Security Holders     8

Item 5.         Other Information                                       9

Item 6.         Exhibits and Reports on Form 8-K                        9

         SIGNATURES                                                     9

         INDEX TO EXHIBITS                                             10

PART I. - FINANCIAL INFORMATION

Item 1. - Financial Statements (unaudited)
------------------------------------------

                                                     ELECTRO-CATHETER CORPORATION
                                                 CONDENSED COMPARATIVE BALANCE SHEETS
                                                   May 31, 1997 and August 31, 1996


                                                                       (Unaudited)                               (Audited)
                                                                         May 31,                                 August 31,
                                                                            1997                                       1996
                                                                       ----------                                ----------
         ASSETS
Current assets:
  Cash and cash equivalents                                       $       89,212                                  275,283
  Accounts receivable, net                                             1,147,268                                1,016,201
  Inventories
    Finished goods                                  708,618                                        954,997
    Work-in-process                                 415,181                                        490,396
    Materials and supplies                          344,988                                        416,786
                                                    -------                                        -------
   Total inventories                                                   1,468,787                                1,862,179
     Prepaid expenses and
         other current assets                                            238,986                                   64,344
                                                                      ----------                               ----------
   Total current assets                                                2,944,253                                3,218,007

Property, plant and equipment, net                                       706,921                                  551,698
Other assets, net                                                        103,052                                  123,407
                                                                         -------                               ----------
Total assets                                                           3,754,226                                3,893,112
                                                                       =========                                =========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current installments of subordinated
          debentures due to T Partnership                                300,000                                  300,000
   Current installments of capitalized
          lease obligations                                               39,389                                    7,489
   Deferred revenues                                                           -                                  144,293
   Accounts payable and accrued expenses                                 905,042                                  741,479
                                                                         -------                                ---------
Total current liabilities                                              1,244,431                                1,193,261

Subordinated debentures due to T Partnership,
   excluding current installments                                      1,447,125                                1,447,125
Capitalized lease obligation, excluding
   current installments                                                  182,597                                   37,756
                                                                         -------                               ----------
Total liabilities                                                      2,874,153                                2,678,142

Stockholders' equity:
   Common stock                                                          638,361                                  637,371
   Additional paid-in capital                                         10,682,008                               10,679,316
   Accumulated deficit                                               (10,440,296)                             (10,101,717)
                                                                     -----------                              -----------
  Total stockholders' equity                                             880,073                                1,214,970
                                                                    ------------                             ------------
  Total liabilities and stockholders' equity                      $    3,754,226                            $   3,893,112
                                                                       =========                                =========

See accompanying notes to condensed financial statements.






                                                    ELECTRO-CATHETER CORPORATION
                                           CONDENSED COMPARATIVE STATEMENTS OF OPERATIONS
                                                             (Unaudited)


                                                    Three Months Ended                                 Nine Months Ended
                                                           May 31,                                           May 31,

                                            1997                        1996                      1997                      1996
Net revenues                       $    1,718,954             $    1,702,137            $    5,138,259            $    5,481,822

Cost of goods sold                      1,082,277                    928,468                 2,858,408                 2,817,753
                                        ---------                -----------                 ---------                 ---------


           Gross  profit                  636,677                    773,669                 2,279,851                 2,664,069

Operating expenses:
    Selling, general and administrative   561,074                    769,943                 1,759,889                 2,304,435
    Research and development              225,198                    261,419                   672,979                   790,768
                                          -------                    -------                   -------                ----------

Operating loss                           (149,595)                  (257,693)                 (153,017)                 (431,134)


Other income (expenses):
    Interest income                             -                          -                         -                        86
    Interest expense                      (70,073)                   (55,533)                 (185,562)                 (150,747)
                                          -------                    -------                  --------                  --------

        Net loss                  $      (219,668)              $   (313,226)            $    (338,579)             $   (581,795)
                                         =========                   ========                 ========                   =======

Net loss per common share         $         (0.03)              $      (0.05)            $      (0.05)              $      (0.09)
                                            =====                       ====                    =====                       ====

Dividends per share                         None                        None                     None                       None

Weighted average shares outstanding     6,383,611                   6,350,211                6,378,661                  6,347,624

See accompanying notes to condensed financial statements.




                                                      ELECTRO-CATHETER CORPORATION
                                             CONDENSED COMPARATIVE STATEMENTS OF CASH FLOWS
                                                                                                  (Unaudited)
                                                                                               Nine Months Ended
                                                                                     May 31,
                                                                                      1997                        1996
                                                                                      ----                        ----
Increase (decrease) in cash: Cash flows from operating activities:
    Net loss                                                                    $    (338,579)                (581,795)
    Adjustments:
       Depreciation                                                                   107,658                   95,121
       Amortization of deferred charges                                                 6,250                    6,250

    Changes in assets and liabilities:
       (Increase) decrease in accounts receivable, net                               (131,067)                 155,687
       Decrease (increase) in inventories                                             393,392                 (102,135)
       Increase in prepaid expenses and
           other current assets                                                      (174,642)                 (20,571)
       Decrease in other assets                                                        14,105                    6,910
       Decrease in deferred revenues                                                 (144,293)                       -
       (Decrease) increase in accounts payable
           and accrued expenses                                                       163,563                 (213,711)
                                                                                      -------                ---------

    Net cash used in operating activities                                            (103,613)                (654,244)
                                                                                      -------                ---------

Cash flows from investing activities:
    Cash purchases of property, plant and equipment                                   (66,756)                 (18,155)
                                                                                     --------                 --------

Net cash used in investing activities                                                 (66,756)                 (18,155)
                                                                                     --------                 --------

Cash flows from financing activities:

    Proceeds from Stock Purchase Plan                                                   3,682                    1,066
    Proceeds from loan and issuance
       of warrants to T Partnership                                                   100,000                  500,000
    Reductions of debt and capitalized lease
       obligations                                                                   (119,384)                 (14,508)
                                                                                      -------                  -------

    Net cash (used in) provided by financing activities                               (15,702)                 486,558
                                                                                     --------                  -------

Net decrease in cash                                                                 (186,071)                (185,841)
Cash at beginning of period                                                           275,283                  304,385
                                                                                      -------                  -------

Cash at end of period                                                             $    89,212                  118,544
                                                                                     ========                  =======

Non-cash investing and financial activities:
    During the nine months ended May 31, 1997, capitalized lease obligations of $196,125 were recognized when the Company entered into leases for equipment

See accompanying notes to condensed financial statements.

                                        3

                          ELECTRO-CATHETER CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS





Note 1  Basis of Presentation
------  ---------------------

     In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of Electro-Catheter Corporation as of May 31, 1997, the results of operations for the three and nine months ended May 31, 1997 and May 31, 1996 and statements of cash flows for the nine months ended May 31, 1997 and May 31, 1996, but are not necessarily indicative of the results to be expected for the full year.

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

Note 2   Other Current Assets
------   --------------------

     Toward the end of the second quarter, certain of the Company's products were damaged during the sterilization process as a result of a processing error by the company that sterilizes the Company's product. The extent of the damage and the amount recoverable under any claims against the outside sterilization company are being investigated. The cost of these products is approximately $165,000 and such cost is included in "other current assets" in the accompanying balance sheet.

Note 3  Subordinated Debentures
------  -----------------------

     During April 1997, the Company borrowed an additional $100,000 from the T Partnership under the same terms and conditions as its previous borrowing, without issuing any additional warrants. Under the provisions of the agreement with the T Partnership, the Company is obligated to comply with certain financial covenants, to be tested on a monthly basis, the non-compliance with which shall allow the T Partnership to declare an Event of Default and accelerate repayment of indebtedness. As of May 31, 1997, the Company was not in compliance with this financial covenant. However, on December 16, 1996, the T Partnership agreed not to exercise its right to accelerate the repayment of indebtedness through September 1, 1997 as a result of non-compliance with the aforementioned financial covenant and the nonpayment of principal payments in the 1997 fiscal year. The Company is in discussion with the T Partnership regarding this non-compliance and the September 1, 1997 date.

Note 4   FDA Warning Letter
------   ------------------

     The products developed and manufactured by the Company come under the jurisdiction of the Food and Drug Administration (the "FDA") of the United States Department of Health and Human Services. Since the devices manufactured by the Company are intended for "human use", as defined by the FDA, the Company and said devices are subject to FDA regulations, which, among other things, allow for the conduct of routine detailed inspections of device manufacturing establishments and confirmation of adherence to "current good manufacturing practices" ("CGMP") in the manufacture of medical devices.


     In February, the FDA conducted an inspection and audit of Electro-Catheter Corporation. At the conclusion of the audit, the FDA issued a number of observations regarding violations of CGMP. On March 11, the FDA issued a Warning Letter to the Company requesting that prompt action be taken to correct the violations.

     In response to the observations and the Warning Letter, Electro-Catheter Corporation has provided the FDA with a plan and timetable for instituting corrective actions. The Company is currently working diligently in its efforts to correct these violations. At this time, the Company is unable to determine the economic impact which will result from instituting the corrective actions.

Note 5   Reclassifications
------   -----------------

     Certain reclassifications have been made to conform to the fiscal year 1997 presentation.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS
-------------------------------------------------------------------------
             AND FINANCIAL CONDITION
             -----------------------



Results of Operations
---------------------

     During the past year, the Company has devoted most of its engineering efforts to its contracted research and development customer and original equipment manufacturing (OEM) business. This strategy has adversely affected product sales, but the Company hopes that such strategy will yield more positive results in the long-term as the Company emphasizes and continues to investigate opportunities to capitalize on its catheter technology and manufacturing capabilities. In May 1997, the agreement-in-principle to perform contracted research and development work for a medical device company, which work commenced in June 1996, was terminated at the request of the other company. The terms of the agreement-in-principle called for the other company to pay Electro- Catheter Corporation a monthly fee of $150,000 for a period of one year. A definitive agreement was never executed. Electro-Catheter Corporation received $600,000 for the work it had performed prior to termination and is scheduled to receive a $100,000 termination fee as a result of this termination. For the three and nine months ended May 31, 1997 revenues from this agreement were $240,529 (14.0% of sales) and $544,293 (10.6% of sales), respectively. As a result of the termination, the Company's revenues will be adversely affected in the short term. The Company's OEM business is expected to partially offset the lost revenues resulting from the termination.

     Net revenues declined $343,563 (6.3%) for the nine months ended May 31, 1997 as compared to the nine month period ended May 31, 1996. Product sales decreased $949,604 (17.7%) for the nine month period in addition to a decline in sales from an OEM customer of $40,400. These declines were partially offset by contracted research and development revenues of $544,293, including the $100,000 termination fee, and $102,148 from licensing certain of the Company's technology.

     For the three months ended May 31, 1997 net revenues increased $16,817 (1.0%) as compared to the three months ended May 31, 1996. Contracted research and development revenues of $240,529, including a $100,000 termination fee, were mostly offset by a decline in product sales of $207,638 (12.5%) for the three month period.

     Direct domestic sales decreased $237,041 (19.2%) and $612,401 (16.8%), respectively, for the three and nine months ended May 31, 1997 as compared to the same periods last year. These decreases are primarily due to the Company's not having an approved electrophysiology ablation catheter, dearth of new products as the Company has focused its attention on the contracted research and development and OEM business, a continued decline in demand for the Company's older products as well as the impact of not replacing sales representatives who have left the Company. International sales increased for the three months ended May 31, 1997 $29,495 (7.0%), but declined for the nine month period $359,273 (20.9%). For the nine months ended May 31, 1997, the decline in international sales is attributed to lower demand for the Company's electrophysiology products, unavailability of certain products and the dearth of new products as the Company has focused its attention on the contracted research and development and OEM business. The increase in international sales for the third quarter is due to low sales in the third quarter of the prior fiscal year as a result of the timing of orders from distributors.

     Gross profit  dollars  decreased  $136,992  (17.7%) and  $384,218  (14.4%), respectively, for the three and nine months ended May 31, 1997 as compared to the same periods last year. This decrease is primarily attributed to decreased production levels as well as increased inventory write-offs. The gross profit percentage for the three months ended May 31, 1997 was 37.0% as compared to 45.5% for the same period last year. The gross profit percentage for the nine months ended May 31, 1997 was 44.4% as compared to 48.6% for the same period last year. In October 1996, the Company reduced its manufacturing force as a result of the decreased demand. This decrease in production continues to negatively impact gross profit.

     Selling, general and administrative expenses decreased $208,869 (27.1%) and $544,546 (23.6%), respectively, for the three and nine months ended May 31, 1997 as compared to the three and nine months ended May 31, 1996. These decreases primarily reflect lower domestic marketing and selling expenses as a result of the loss of field sales personnel that have not yet been replaced.

     Research and development expenses decreased $36,221 (13.9%) and $117,789 (14.9%) for the three and nine months ended May 31, 1997 as compared to the same period last year. The decrease is primarily attributed to the transfer of expenses to cost of goods sold associated with contracted research and development activities as well as lower material purchases. These decreases were partially offset by higher expenses for new personnel.

     Interest  expense  increased   primarily  as  a  result  of  the  increased
borrowings from the T Partnership and interest costs associated with the financing of new capital equipment.

     The net loss for the three months ended May 31, 1997 was $219,668 or $0.03 per share as compared to a net loss of $313,226 or $0.05 per share for the three months ended May 31, 1996.

     The net loss for the nine months ended May 31, 1997 was $338,579 or $0.05 per share as compared to a net loss of $581,795 or $0.09 per share for the nine months ended May 31, 1996.

Liquidity and Capital Resources
-------------------------------

     At May 31, 1997 working capital decreased $324,924 to $1,699,822 from August 31, 1996. The current ratio was 2.4 to 1 at May 31, 1997 as compared to
2.7 to 1 at August 31, 1996. Net cash used in operating activities was $103,613 for the nine months ended May 31, 1997 as compared to $654,244 used in operating activities for the nine months ended May 31, 1996. This improvement is primarily attributed to the reduction in the company's losses for the nine month period, the decrease in inventories and increase in accounts payable offset by increases in accounts receivable and prepaid expenses and other current assets and a decrease in deferred revenues. The Company was able to satisfy its cash requirements from funds received for contracted research and development work, an additional loan of $100,000 from the T Partnership, cost saving measures, especially in the sales and marketing area where sales personnel that left the Company had not been replaced, and cash on hand.

     The Company's ability to continue with its plans is contingent upon its ability to obtain sufficient cash flow from operations or to obtain additional financing from external sources. The Company continues to evaluate its plans and adopt certain cost-saving measures, when appropriate. However, there can be no assurance that the Company will be able to generate the funding required.

     On August 31, 1995, the Company entered into an agreement with the T Partnership to borrow an additional $500,000 ("Lending Agreement"). In January 1996, the Company and the T Partnership agreed to a restructuring of its financing agreement. The T Partnership advanced an additional $200,000 to the Company and agreed to defer interest payments for a period of three months (interest payments were added to the outstanding principal on the T-Partnership indebtedness). The total indebtedness due to the T Partnership at May 31, 1997 was $1,747,125.

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

     During April 1997, the Company borrowed an additional $100,000 from the T Partnership under the same terms and conditions as its previous borrowing, without issuing any additional warrants. Under the provisions of the agreement with the T Partnership, the Company is obligated to comply with certain financial covenants, to be tested on a monthly basis, the non-compliance with which shall allow the T Partnership to declare an Event of Default and accelerate repayment of indebtedness. As of May 31, 1997, the Company was not in compliance with this financial covenant. However, on December 16, 1996, the T Partnership agreed not to exercise its right to accelerate the repayment of indebtedness through September 1, 1997 as a result of non-compliance with the aforementioned financial covenant and the nonpayment of principal payments in the 1997 fiscal year. The Company is in discussion with the T Partnership regarding this non-compliance and the September 1, 1997 date.

     In June 1996, the Company received an advance of $300,000 from an unrelated medical device company to perform contracted research and development and pre-production. In September 1996, the Company reached a verbal agreement-in-principle with this company to perform research and development and production for a period of one year for a monthly fee of $150,000. In May 1997, the agreement-in-principle to perform research and development work for this medical device company was terminated at the request of the other company. The Company received a total of $600,000 for the work it had performed prior to termination for the period from June 1996 to May 1997 and is scheduled to receive a $100,000 termination fee as a result of this termination. In October 1996, the Company reached an agreement to license certain of its technology to another medical device company that is in a market segment in which the Company does not currently participate. This agreement is finalized. During the nine months ended May 31, 1997, the Company received all of the $96,000 license fee charged to this company as per the terms of this arrangement. This agreement includes the opportunity to manufacture third party products which could increase plant utilization. However, there can be no assurance that the Company will receive the manufacturing rights to these products or be able to manufacture these products. If manufacturing rights are not received, then royalty payments are to be received based upon the customer's sales volume.

     Inflation did not have a material impact on the results of the Company's operations for the nine months ended May 31, 1997.

Part II. Other Information

Item 4.   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------

          (a) The Annual Meeting of Shareholders was held on June 12, 1997 (the "Annual Meeting").

          (b) Not applicable because (i) proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934;
(ii) there was no solicitation in opposition to management's nominees as listed in the Company's proxy statement; and (iii) all of such nominees were elected.

          (c) At the Annual Meeting, the Company's shareholders voted in favor of management's nominees for election as directors of the Company as follows:


                                    For                     Against

 Donald W. Muntz                 5,352,690                  52,112
 George M. Pavia, Esq.           5,372,257                  32,445
 Abraham H. Nechemie             5,372,257                  32,445
 Ervin Schoenblum                5,372,257                  32,445

Total number of broker non-votes:  35,454    Total votes withheld or for which
no response was received:     990,164

         (d) Not applicable.

Item 5.   Other Information
-------   -----------------

     On March 3, 1997, the Company received a letter from The NASDAQ Stock Market, Inc. ("NASDAQ") informing the Company that it no longer appears to meet the bid price or, as an alternate, the book value requirements for continued listing on The NASDAQ SmallCap Market and that such non-compliance with NASDAQ requirements could subject the Company to delisting unless the Company can demonstrate reasonable efforts to effect compliance. On June 4, 1997, the Company responded to the concerns by NASDAQ and indicated certain intended actions and anticipated events which could resolve such concerns. On July 2, 1997, NASDAQ notified the Company that its staff had completed reviewing the Company's intentions and request for continued listing and that based upon that review, the staff had determined to deny the Company's request.

     The Company is entitled to an oral hearing of the delisting determination made by NASDAQ's staff and has requested and been granted such a hearing forum. Based upon conversations with NASDAQ staff, the Company believes that a hearing will be scheduled not before the end of August. Until a final determination has been made by NASDAQ, the proposed delisting will be stayed and the Company's common stock will continue to be listed on the NASDAQ SmallCap Market.


Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

               (a) The exhibits filed or incorporated by reference as part of this Quarterly Report on Form 10-Q are listed in the attached Index to Exhibits.

               (b) During the quarter ended May 31, 1997, the Company did not file any current Reports on Form 8-K. Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 ELECTRO-CATHETER CORPORATION



Date:  July 11, 1997                             /S/Ervin Schoenblum
                                                 -------------------
                                                 Ervin Schoenblum
                                                 Acting President


Date:  July 11, 1997                             /S/Joseph P. Macaluso
                                                 ---------------------
                                                 Joseph P. Macaluso
                                                 Chief Financial Officer

                                                 INDEX TO EXHIBITS


27 Financial data schedule which is submitted electronically to the Securities and Exchange Commission for information only and is not filed.