Form 10-K
period 1997-08-31
ELECTRO CATHETER CORP
filed 1997-12-16
CIK 32120

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                    FORM 10-K



 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                             For the fiscal year ended August 31, 1997.

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                             Commission File No. 0-7578

                                 ELECTRO-CATHETER CORPORATION
                  (Exact name of the Registrant as specified in Charter)

      New Jersey                                                     22-1733406
      ----------                                                     ----------
(State of Incorporation)                             (I.R.S. Employer ID Number)

2100 Felver Court, Rahway, New Jersey                           07065
-------------------------------------                           -----
(Address of Principal Executive Offices)                   (Zip Code)

Registrant's Telephone Number including Area Code: 732-382-5600

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

         The aggregate market value of the Registrant's common stock, $.10 par value, held by non-affiliates as of November 18, 1997 is $2,661,185.


         As of November 18, 1997, the number of shares outstanding of the Registrant's common stock was 6,383,611 shares, $.10 par value.

                                     PART I

Item 1.           Business

General

           Electro-Catheter Corporation ("Company") is engaged in the business of developing, manufacturing and marketing products for hospitals and physicians. The majority of these products are utilized in connection with illnesses of the heart and circulatory system and make use of catheters and related devices. The Company was incorporated in New Jersey in 1961. The Company has targeted electrophysiology as its focal area for future growth, but intends to maintain and develop products for the emergency care, invasive and non-invasive cardiology and invasive radiology markets. The Company also continues to explore opportunities to expand its Original Equipment Manufacturing ("OEM") business and contract research and development business to capitalize on its catheter technology expertise and its manufacturing capabilities.

           The Company operates in one business segment, and markets its products worldwide. Export sales were approximately $1,828,000 in 1997, $2,324,000 in 1996 and $1,964,000 in 1995, representing approximately 27%, 32%
and 27% of net sales for the years 1997, 1996 and 1995, respectively.

           On October 23, 1997, the Company entered into a letter of intent with Cardiac Control Systems, Inc., a Delaware corporation ("CCS"), to effect a merger of the two companies targeted toward the development and marketing of advanced specialty electrophysiology products. Currently, the structure of the transaction contemplates the merger of a newly-created, wholly-owned subsidiary of CCS into and with the Company as a result of which the Company shall become a wholly-owned subsidiary of CCS. The transaction further contemplates an exchange of common stock of the two companies, with two shares of CCS common stock, $.10 par value per share, to be exchanged for every three shares of the Company's common stock, $.10 par value per share. It is intended that upon the closing of the transaction, 50% of the Company's senior debt would be redeemed and the remaining 50% of such debt would be converted to convertible preferred stock.

           Consummation of the merger is subject, among other things, to: (i) raising sufficient capital to support the product development efforts of both companies; (ii) the execution of a definitive agreement reflecting the intentions of the parties; (iii) the approval of the transaction by the Board of Directors of each company; (iv) the approval of the transaction by the shareholders of Electro-Catheter Corporation; and (v) the receipt of all required regulatory approvals by each company.

           CCS develops, manufactures and sells a broad line of implantable cardiac pacemakers, pacemaker leads and related products which Company management believes are complementary to its own product lines. The Company believes the merger may allow certain efficiencies to improve operating performance and that the broader product line may provide for a more effective marketing and distribution process. There can be no assurance, however, that consummation of the merger will yield positive operating results in the future.

Products

           The Company produces a wide range of catheter products intended to be utilized by doctors and other trained hospital personnel for diagnostic and therapeutic purposes. Catheters are hollow tubes that can be passed through veins, arteries and other anatomical passageways. The Company considers the market within which it sells its present and proposed products as a single industry segment.

           The selling prices for the products marketed by the Company typically range from thirty-five to five hundred dollars.

          Electrophysiology Catheters

           The field of cardiac electrophysiology (EP) is one of the most rapidly growing areas of medical technology. The development of transcatheter diagnosis of the heart's conduction system and transcatheter correction of certain conduction dysfunctions have increasingly attracted the attention of cardiologists. The Company believes that its extensive experience in pacing and mapping the heart's conduction system, as well as designing and manufacturing cardiovascular catheters, places the Company in a position to take advantage of this developing market. However, there can be no assurance that the Company will be successful in this endeavor.

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

           The Company markets its Circuit Breaker steerable catheters with temperature control for catheter ablation for international distribution only. These catheters are compatible with most radiofrequency generators. Due to certain development issues, clinical trials scheduled for 1997 were delayed. The Company plans to begin clinical trials in the U.S. in 1998 in order to seek approval to market these catheters domestically.

          Monitoring and Pacing Catheters

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

         Monitoring   catheters  are  marketed   under  the   following   names:
Baltherm(R)  Flow  Directed  Balloon  Catheters,   Pacewedge(R)  Balloon  Guided
Catheters and Balwedge(R) Catheters.

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

         One of the pacing catheters manufactured by the Company is the Balectrode(R) Bipolar Pacing Probe. With this product, both the amount of manipulation of the catheter required to cause the stimulating electrode to be positioned in the proper location within the heart and the time required from the commencement of the procedure until it is completed, are substantially less than they would be if a non-balloon catheter were used as the delivery system.

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

Production

         The Company manufactures its products in a 25,000 square foot facility it owns and another 10,000 square foot facility which it leases. The Company believes that these facilities have sufficient capacity to meet the Company's anticipated catheter needs for several years. The manufacturing of catheters is a complex process and each catheter is assembled and tested. The Company designs its catheters and manufactures a portion of the tubing, balloons, and many components with tooling and formulations developed by it or especially for it. The Company maintains facilities to manufacture tubing and balloons and for the production of catheters in the unique configurations required for their use. In addition, where more convenient or when the level of sophistication warrants it, the Company uses outside suppliers for certain components. The Company contracts out for the performance of sterilization. Although most components and processes are available from more than one vendor, certain components and processes are manufactured or provided by single vendors, some involving molds owned by the Company. The Company attempts to maintain an adequate supply of the components on hand in order to minimize any supply interruption from single source vendors to allow for time to find a replacement. There can be no assurance that the Company's ability to manufacture certain products will not be materially affected by single source vendors.

Research and Development

         The Company's research and development activities are devoted primarily to the design and development of new products and enhancements to existing products. For the three years ended August 31, 1997, the Company incurred aggregate direct expenses of approximately $2,824,000 for research and development activities, including new product development, of which approximately $882,000 was attributable to 1997, $1,010,000 to fiscal year 1996 and $932,000 to fiscal year 1995. All of such activities were sponsored by the Company. The major portion of such expenses was related to salaries and other expenses of personnel employed on a regular basis in research and development efforts. During 1997 and 1996, the Company performed research and development and pre-production planning for an unrelated medical device company for which services the Company recognized $544,293 and $155,707 in revenues in such years, respectively. The costs associated with these revenues are shown in cost of sales and, as such, are not included in research and development expenses. In May 1997, the agreement-in-principle to perform contracted research and development work for the medical device company, which work commenced in June 1996, was terminated at the request of the other company. The terms of the agreement-in-principle called for the other company to pay Electro-Catheter Corporation a monthly fee of $150,000 for a period of one year. A definitive agreement was never executed. Electro-Catheter Corporation received $600,000 for the work it had performed prior to termination and an additional $100,000 termination fee. As a result of the termination, the Company's revenues were adversely affected.

Sales and Marketing

         The Company markets, sells and distributes its products domestically through its own sales force. At November 18, 1997 the Company employed 4 salespersons in the field and a home office staff of marketing and sales support of 6 people. The Company also employs an International Marketing Manager based in Europe on an independent contractor basis. In previous years, the Company had one significant distributor in the United States which was responsible for sales in all or part of thirteen Eastern states plus the District of Columbia. This distributor accounted for approximately 11% of net sales for the year 1995. The Company terminated its arrangement with this distributor on May 31, 1995 and the Company now markets its products directly in this territory. As such, there were no sales to this distributor in 1997 and 1996. The principal customers for the Company's products are hospitals whose purchasing decisions are determined on the basis of assessment of the products by the physicians. No one customer accounted for more than ten percent of the Company's net revenues for 1997 and 1996. International markets are serviced by a network of independent distributors.

         Advertising of the Company's products consists primarily of displays at medical conventions and meetings, advertisements in medical journals and direct mail. The Company also cooperates in the publication of technical papers written by medical authorities in areas relating to the Company's products.

Personnel

         At November 18, 1997 the Company had approximately 104 full-time employees. Of the total employees, 74 were engaged in manufacturing and quality control, 10 in general administration and executive activities, 10 in engineering and research and development, and 10 in sales and marketing. The Company is not a party to any collective bargaining agreement and considers its relations with its employees to be good.


Backlog

         At October 31, 1997, the Company had a backlog of orders for its products which aggregated to approximately $716,000, as compared to approximately $389,000 at October 31, 1996. The Company typically does not operate with a significant backlog. The majority of product shipments in a quarter relate to orders received in that quarter. The Company's actual product shipments depend on its production capacity, manufacturing yields and component availability, among other factors.


Competition

         The medical technology industry is a highly competitive field, characterized by rapid technological advances, and the Company competes with many other companies on current products and products in the development stages. Many of these competitors have significantly greater financial, marketing, sales, distribution and technical resources than the Company. Rapid technological advances by the Company's competitors could at any time require that the Company redesign a portion of its product line. Accordingly, there can be no assurance as to the success of the Company's products in competition with such companies.

         The Company's older products compete primarily with those of larger companies that have greater resources and better distribution capabilities. The current principal basis of competition in these markets is price. The Company's limited resources make it less capable than larger competitors to offer aggressive pricing to meet competition. In addition, certain customers purchase catheters in blanket contracts which include products offered by the Company's larger competitors but not by the Company. For these reasons, the Company has not been able to compete effectively during recent years in the market for non-EP products.

         The electrophysiology market is also highly competitive and competition is expected to increase. These competitors currently include USCI, a division of C.R. Bard, Inc.; Mansfield and EP Technologies, divisions of Boston Scientific Corporation; CardioRhythm, Inc., a division of Medtronic, Inc.; Cordis-Webster Laboratories, a division of Johnson & Johnson, Inc. and Daig Corporation, a division of St. Jude Medical, Inc. These companies are more capable of offering a broader range of products to the cardiologist. The Company's ability to compete effectively in the future could be dependent upon broadening its range of products and/or forging an alliance with another company which would effect greater product diversity. The Company's electrophysiology products compete with other treatments, including prescription drugs, implantable cardiac defibrillators and open heart surgery.

         The  Company's  catheter  ablation  product  is not  yet  approved  for
marketing  in  the  U.S.,  but  some   competitors   have  developed   products,
specifically for use in catheter ablation, which are approved in the U.S.

Due to certain development issues, clinical trials scheduled for 1997 were delayed. The Company plans to begin its clinical trials for ablation in 1998 in order to seek approval to market these catheters domestically. The primary competitive factors are technical superiority, financial resources, the timing of regulatory approval, commercial introduction and quality. The Company's competitive position also depends on its ability to attract and retain qualified personnel, develop effective proprietary products and implement production and marketing plans. The Company hopes that it can effectively compete in this market.

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

         There can be no assurance that trade secrets will be established, that secrecy obligations will be honored or that competition will not independently develop superior or similar technology.

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

         Since the devices developed by the Company are intended for "human use", as defined by the FDA, the Company and such devices are subject to FDA regulations which, among other things, allow for the conduct of routine detailed inspections of device manufacturing establishments and require adherence to "current good manufacturing practices" ("cGMP") in the manufacture of medical devices which include testing, quality control, design and documentation requirements.

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

         In February 1997, the FDA conducted an inspection and audit of the Company. At the conclusion of the audit, the FDA issued a number of observations regarding violations of cGMP. On March 11, 1997, the FDA issued a Warning Letter to the Company requesting that prompt action be taken to correct the violations.

         In response to the observations and the Warning Letter, the Company has provided the FDA with a plan and timetable for instituting corrective actions. The Company has been working diligently in its efforts to correct these violations.

         In September 1997, the FDA conducted another audit of the Company's facilities. While the Company has made progress towards correcting the violations, at the conclusion of this audit, the FDA issued a report which included no additional violations of cGMP but listed violations which are in the process of correction by the Company. At this time, the Company is unable to precisely determine the short-term adverse economic impact which will result from instituting the corrective actions.

         Many countries in which the Company markets its products regulate the manufacture, marketing and use of medical devices. The Company intends to pursue product approval or registration procedures in countries where it is marketing its products. The registration and approval process is normally accomplished in coordination with its international distributors. To date, foreign regulations have not adversely affected the Company's business. The Company intends to make every effort to comply with applicable foreign regulations. By June 1998, the Company is required to have the "CE" Mark on its products to continue to sell into the European Union. The Company is working towards obtaining this designation for its products. However, there can be no assurance that the Company will be able to obtain the "CE" Mark by that date in order for it to continue to sell its products without a lapse to the European Union.

         Export sales of devices that have not received FDA marketing clearance generally are subject to export permit requirements. In order to obtain such a permit, the Company must provide the FDA with documentation from the medical device regulatory authority of the country in which the purchaser is located, stating that the sale of the device is not in violation of that country's medical device laws. In April 1996, new legislation was enacted to permit the export of devices unapproved in the U.S., if the product complies with the laws of the country and as long as the products are approved by any of the industrialized countries specified in the export reform legislation. The Company has received such clearance for its Circuit Breaker steerable catheter with temperature control for ablation and is currently distributing it outside the U.S.

         The Company is also subject to various Federal, state and local laws pertaining to such matters as safe working conditions, environmental protection, fire hazard control and other regulations. The Company is not aware of any regulations with which it is not in compliance.

Item 2.         Properties

         The Company's principal manufacturing facilities and executive offices are located at 2100 Felver Court, Rahway, New Jersey, in premises which it purchased in fiscal year 1976. This property secures part of the indebtedness to the T Partnership (see Note 7 of the Notes to the Financial Statements). The Company also leases a 10,000 square foot facility located in Avenel, New Jersey. The lease for the Avenel facility is on a month-to-month basis. These premises are suitable for all of the Company's current and foreseeable production, development and administrative functions.

Item 3.         Legal Proceedings

         In September 1997, a jury in Middlesex County of the Superior Court of New Jersey found the Company liable for age discrimination when it terminated an employee in April 1994. The jury awarded the terminated employee $283,000. In addition to the $283,000, the court awarded the plaintiff attorney's fees and expenses and prejudgment interest in the combined amount of approximately $47,990. The Company also incurred legal costs from September 1996 in the amount of approximately $115,665 which is also included in the litigation expense in the accompanying 1997 Statements of Operations. The Company is considering taking an appeal.

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

         (c) At the Annual Meeting, the Company's shareholders voted in favor of management's nominees for election as directors of the Company as follows:


                                             For                  Against

    Donald W. Muntz*                      5,352,690               52,112
    George M. Pavia, Esq.*                5,372,257               32,445
    Abraham H. Nechemie                   5,372,257               32,445
    Ervin Schoenblum                      5,372,257               32,445

    *Resigned in October 1997.

         (d) Not applicable.

                             PART II

Item 5.           Market for the Company's Common Stock and Related
                  Security Holder Matters

         The Company's common stock has historically been listed on The NASDAQ Stock Market ("NASDAQ") and traded in the over-the-counter market under the symbol "ECTH". However, on March 3, 1997, the Company was advised by The NASDAQ Stock Market that the Company's common stock listing would be deleted because the Company was not in compliance with NASDAQ's bid price or, in the alternative, book value requirements. The Company is currently listed on the NASD OTC Bulletin Board Service which allows makers to enter quotes and trade securities that do not meet NASDAQ qualification requirements. The table below shows for the periods indicated the closing figures of the Company's stock, for each of the quarters.

                                            FISCAL 1997                                        FISCAL 1996

Quarter                             High                      Low                      High               Low

      1                            1 13/16                  47/64                        15/16            7/16

      2                            1 3/8                    13/16                      1 9/16             7/16

      3                            1 1/16                   11/16                      2 7/16           1 1/4

      4                             15/16                   5/16                       2 7/8            1 1/16


         On November 18, 1997, the number of shareholders of record was 740.

         No cash dividends have been declared by the Registrant during the last five fiscal years nor does the Company plan to pay dividends in the near future.

Item 6.           Selected Financial Data

         The selected financial data set forth below have been derived from the Company's financial statements referred to under "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K" of this Annual Report on Form 10-K, and previously published historical financial statements not included in this Annual Report on Form 10-K. The selected financial data set forth below should be read in connection with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements, including the notes thereto, referred to herein.

                              YEAR ENDED AUGUST 31,

                                       1997               1996              1995             1994            1993
                                       ----               ----              ----             ----            ----
                                                     (in thousands, except per share data)
Net revenues...........              $6,648              $ 7,362          $ 7,263         $ 7,248          $ 8,155
Net loss............                 (1,355)                (892)          (1,136)         (1,372)             (804)
Working capital.....                    958                2,025            2,505           2,362            2,798
Total assets........                  3,373                3,893            4,382           4,270            4,956
Long term liabilities......           1,969                1,485            1,200             638               32
Loss per share......                 ($0.21)              ($0.14)          ($0.18)         ($0.24)          ($0.14)

Dividends on common stock               none                none             none            none            none

Weighted average number
of shares of common
stock and common stock
equivalents outstand-
ing...............                                   6,380         6,354              6,027            5,711           5,572


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Year Ended August 31, 1997 Compared to Year Ended August 31, 1996

         On October 23, 1997, the Company entered into a letter of intent with Cardiac Control Systems, Inc., a Delaware corporation ("CCS"), to effect a merger of the two companies targeted toward the development and marketing of advanced specialty electrophysiology products. Currently, the structure of the transaction contemplates the merger of a newly-created, wholly-owned subsidiary of CCS into and with the Company as a result of which the Company shall become a wholly-owned subsidiary of CCS. The transaction further contemplates an exchange of common stock of the two companies, with two shares of CCS common stock, $.10 par value per share, to be exchanged for every three shares of the Company's common stock, $.10 par value per share. It is intended that upon the closing of the transaction, 50% of the Company's senior debt would be redeemed and the remaining 50% of such debt would be converted to convertible preferred stock.

         Consummation of the merger is subject, among other things, to: (i) raising sufficient capital to support the product development efforts of both companies; (ii) the execution of a definitive agreement reflecting the intentions of the parties; (iii) the approval of the transaction by the Board of Directors of each company; (iv) the approval of the transaction by the shareholders of Electro-Catheter Corporation; and (v) the receipt of all required regulatory approvals by each company.

         CCS develops, manufactures and sells a broad line of implantable cardiac pacemakers, pacemaker leads and related products which Company management believes are complementary to its own product lines. The Company believes the merger may allow certain efficiencies to improve operating performance and that the broader product line may provide for a more effective marketing and distribution process. There can be no assurance, however, that consummation of the merger will yield positive operating results in the future.

         During the past eighteen months, the Company has devoted much of its engineering efforts to its contract research and development customer and original equipment manufacturing (OEM) business. This strategy has adversely affected product sales, but the Company hopes that this strategy will yield more positive results in the long-term as the Company continues to investigate opportunities to capitalize on its catheter technology and manufacturing capabilities. In May 1997, the agreement-in-principle to perform contract research and development work for a medical device company, which work commenced in June 1996, was terminated at the request of the other company. The terms of the agreement-in-principle called for the other company to pay Electro-Catheter Corporation a monthly fee of $150,000 for a period of one year. A definitive agreement was never executed. Electro-Catheter Corporation received $600,000 for the work it had performed and also received a $100,000 termination fee. As a result of the termination, the Company's revenues were adversely affected in the short-term. The Company's OEM business may partially offset the lost revenues from the termination.

         Net revenues declined $713,998 (9.7%) for the fiscal year ended August 31, 1997 as compared to the fiscal year ended August 31, 1996. Product revenues declined $1,148,149 (16.4%) for the year in addition to a decline in revenues from an OEM customer of $64,133. These declines were partially offset by an increase in contract research and development revenues of $388,586, which included the $100,000 termination fee described above and $109,698 received from licensing certain of the Company's technology.

         Direct domestic sales decreased $678,405 (14.4%) for the fiscal year ended August 31, 1997 as compared to the prior fiscal year. This decrease is primarily due to the Company not having an approved electrophysiology ablation catheter, lack of new products as the Company had focused its attention on the contract research and development and OEM business, a continued decline in demand for the Company's older products in pacing and monitoring, backorders, as well as the impact of not replacing sales representatives who have left the Company. International revenues decreased $496,254 (21.4%) for 1997 as compared to 1996. The decline in international revenues is attributed to the insufficiency of new products as the Company had focused its attention on the contract research and development and OEM business, lower demand for the Company's electrophysiology products, product redesign requirements, lower prices due to competition and backorders.

         Gross profit dollars decreased $675,982 (20.6%) for the year ended August 31, 1997 as compared to the prior year. This decrease is primarily attributed to decreased production levels related to the lower sales volume as well as the write-off of certain inventories. The gross profit percentage for the year ended August 31, 1997 was 39.2% as compared to 44.6% for the year ended August 31, 1996. The lower volume continues to adversely impact gross profit.

         Selling, general and administrative expenses decreased $570,864 (19.3%) for the current year as compared to the prior year. This decrease primarily reflects lower domestic marketing and selling expenses of $641,690 (32.5%) primarily attributed to the departure of field sales personnel that have not yet been replaced. This decrease was partially offset by an increase in the provision for bad debts.

         Research and development expenses decreased $128,345 (12.7%) for the year ended August 31, 1997 as compared to the prior year. The decrease is primarily attributed to the transfer of expenses to costs of revenues associated with billable research and development activities in addition to lower material purchases and consulting fees. These decreases were partially offset by higher expenses for new personnel.

         Interest expense increased primarily as a result of the increased borrowings from the T Partnership (see Note 7 of the Financial Statements included in response to Item 14) and interest associated with capitalized leases for equipment.

         Litigation expense for 1997 represents the Jury award to a terminated employee as a result of an age discrimination suit and the Company's legal costs from September 1996 to defend this action (see Note 15 of the Financial Statements included in response to Item 14).

         The net loss for the fiscal year ended August 31, 1997 was $1,354,942 or $0.21 per share as compared to a net loss of $892,940 or $0.14 per share for the year ended August 31, 1996.


Year Ended August 31, 1996 Compared to Year Ended August 31, 1995
-----------------------------------------------------------------

         During 1996, the Company entered into a joint venture arrangement with one of the leading centers for electrophysiology in the U.S. to develop products for the diagnosis of ventricular tachycardia. The Company also began to develop products in the therapeutic area of atrial fibrillation. In June 1996, the Company received an advance of $300,000 from an unrelated party to perform research and development and pre-production planning. In September 1996, the Company reached a verbal agreement-in-principle to perform further research and development and production for this company pursuant to which the Company was to receive a monthly fee of $150,000 for a period of one year for this effort. As noted above this arrangement was never formalized and has now been terminated. In October 1996, the Company reached a formal agreement to license certain of its technology to another medical device company that is in a market segment in which the Company does not participate.

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

         Interest expense increased in fiscal 1996 as a result of increased borrowings from the T Partnership (see Note 7 of the Notes to the Financial
Statements included in response to "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K).

         The net loss for fiscal year 1996 was $892,940 or $.14 per share as compared to a loss of $1,135,890 or $.18 per share for fiscal year 1995.


Liquidity and Capital Resources
-------------------------------

         At August 31, 1997, working capital decreased $1,066,572 to $958,174 from August 31, 1996. The current ratio was 1.6 to 1 at August 31, 1997 as compared to 2.7 to 1 at August 31, 1996. Net cash used in operating activities was $37,025 for the fiscal year ended August 31, 1997 as compared to $546,610 used in operating activities for the prior fiscal year. This decrease in cash used in operating activities is primarily a result of the decline in inventories and the increase in accounts payable and accrued expenses and accrued litigation costs which has yet to be paid. The Company is considering taking an appeal.

         On October 11, 1993, the Company entered into an agreement with the T Partnership to borrow up to $1,000,000. Ervin Schoenblum, the Company's Acting President and Director and Abraham Nechemie, also a Director of the Company, are members of the T Partnership. On August 31, 1995, after the Company had drawn down all of the $1,000,000, the Company entered into an agreement with the T Partnership to borrow an additional $500,000 ("Lending Agreement"). In January 1996, the Company and the T Partnership agreed to a restructuring of its financing agreement. The T Partnership advanced an additional $200,000 to the Company and agreed to defer interest payments for a period of three months (interest payments were added to the outstanding principal on the T Partnership indebtedness) and in April 1997, the Company borrowed an additional $100,000 from the T Partnership under the same terms and conditions as its previous borrowing.

         The rate of interest on the debt is 12% per annum on any outstanding balance and is payable monthly. Principal payments of $25,000 scheduled to begin on September 1, 1996, have been deferred to September 1, 1998. Any remaining balance is due on August 1, 2003. The loan is secured by the Company's property, building, accounts receivable, inventories and machinery and equipment. The Company is to prepay the outstanding balance in the event the Company is merged into or consolidated with another corporation or the Company sells all or substantially all of its assets, unless the T Partnership and Company agree otherwise.

         Under the provisions of the agreement with the T Partnership, the Company is obligated to comply with certain financial covenants, to be tested on a monthly basis. Non-compliance by the Company shall allow the T Partnership to declare an Event of Default and accelerate repayment of indebtedness. As of August 31, 1997, the Company was not in compliance with this financial covenant. However, in November 1997, the T Partnership agreed not to exercise its right to accelerate the repayment of indebtedness through September 1, 1998 as a result of non-compliance with the aforementioned financial covenant and the nonpayment of principal payments in the 1998 fiscal year. The T Partnership has also agreed to a modification to the financial covenant. The Company is currently in compliance with such covenant. The total indebtedness due to the T Partnership at August 31, 1997 was $1,747,125.

         Under the provisions of the original agreement, the T Partnership was granted warrants which permit the T Partnership to purchase 166,667 shares of the Company's common stock at a price of $3.25 per share. The August 1995 agreement provides that the T Partnership surrender its warrants and be granted a new warrant to purchase 500,000 shares of the Company's common stock at a price of $0.9875 per share in exchange for the surrendered warrant. No additional warrants were issued as a result of subsequent borrowings. A value has been allocated to the warrants based upon their estimated fair market value at the date of the agreement. Such amount ($50,000) is amortized as additional interest expense over the term of the indebtedness. The unamortized balance is shown in other assets in the accompanying 1997 and 1996 balance sheets. The warrants are immediately exercisable and expire on August 1, 2001. As of August 31, 1997 these warrants remain outstanding.

         In September 1997, the Company borrowed an additional $100,000 from the T Partnership.

         The report of the Company's independent auditors on the Company's financial statements, included elsewhere herein, includes an explanatory paragraph which states that the Company's recurring losses and limited working capital raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. During fiscal year 1997, the Company was able to satisfy its cash shortfall from operating activities with the borrowings from the T Partnership, and advances from an unrelated company to perform contract research and development, as well as cash on hand. The Company's ability to continue with its plans is contingent upon its ability to obtain sufficient cash flow from operations or to obtain additional financing. The Company has had difficulty in paying its obligations and, as a result, has delayed payments to vendors. The Company continues to re-evaluate its plans to obtain funds. The contemplated merger is contingent upon the Company and CCS raising sufficient capital to support each company's product development efforts. Management believes that this merger can offer advantages to both companies by, among other benefits, providing economies of scale and elimination of redundancies. However, there can be no assurance that the merger will occur or that the Company will be able to generate the funding required.

         The Company does not plan to pay dividends in the near future.

Recently Issued Accounting Standard

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Acounting Standard No. 128 "Earnings Per Share" (SFAS
128). SFAS 128 supersedes Accounting Principles Board Opinion No. 15, Earnings Per Share and specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock. SFAS 128 is effective for financial statements relating to both interim and annual periods ending after December 15, 1997. The Company does not expect the adoption of SFAS 128 to have a material impact on the Company.

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

Name, Age, as of November 18,
1997 and Positions and
Offices Held with                           Business Experience During Past 5
   the Company                              Years and Principal Occupation
   -----------                              ------------------------------

Abraham H. Nechemie                     Business Consultant. Formerly a partner
Age 73; Director since                  in  Wiss & Company, a certified  public
1992(1)                                 accounting firm. Retired from  the firm
                                        in 1985.

Ervin Schoenblum                        Acting  President and  Chief Operating
Age 57; Director since                  Officer since December 1993.Management
1992                                    Consultant for over five years. Advisor
                                        to the Company since February 1989.

Lee W. Affonso, Age 48;                 Vice President of the Company since July
Vice President                          1992   except   for   the   period  from
                                        September, 1993 to December 1993 when he served as Senior Sales Specialist.

Robert W. Kokowitz                      Vice President of the Company since July
Age 42; Vice President                  1992.

Joseph P. Macaluso                      Chief Financial Officer since May 1987.
Age 45; Treasurer and
Chief Financial Officer

Susan J. Steiner, Ph.D.                 Vice President  of  the  Company   since
Age 47; Vice President                  September 1997.  Director of Regulatory
                                        Affairs and Quality Assurance since
                                        January 1997. Vice President of Regula-
                                        tory  Affairs  at  Biosearch  Medical
                                        Products, Inc., 1994 to 1997; Visiting
                                        Professor at Rutgers University 1992 to
                                        1993.

Nicholas G. Accisano                    Vice President  of  the  Company   since
Age 44; Vice President                  September 1997. Director of  New Product
                                        Development  for  over  the  past  five
                                        years.

Arlene C. Bell                          Secretary  since  May  1987.  Executive
Age 52; Secretary                       Assistant to the  Chairman  since  1981,
                                        and  to  the  Acting  President   since
                                        March 1, 1994.
----------------------
(1)Member of audit committee.

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

         Based solely upon the Company's review of the copies of such forms received by it, pursuant to Section 16(a) and to written representations of its incumbent directors, officers and beneficial owners of more than 10% of the Company's common stock, the Company believes that, during the period September 1, 1996 to August 31, 1997 all filing requirements applicable to its officers, directors and owners of more then 10% of the Company's common stock were complied with.

Item 11.  Executive Compensation

      COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth all compensation earned by, awarded or paid to the Company's officers (whose total compensation for the fiscal year ended August 31, 1997 exceeded $100,000) for services rendered in all capacities to the Company during each of the fiscal years ended August 31, 1997, 1996 and 1995

                           Summary Compensation Table

                                                                Long-Term
                                                              Compensation
                                                                   Awards
                                                                   ------

                                                Annual          Securities
                                            Compensation        Underlying               Other
                                            --------------

Name and                                        Salary            Options(1)           Compensation
Principal  Position        Year                                      #

Ervin Schoenblum           1997              $ 105,000                   -            $         -
Acting President           1996                102,000                   -                      -
                           1995                 86,000              25,000                      -


Lee W.  Affonso            1997              $ 105,000                   -                      -
Vice President             1996                112,000                   -                      -
                           1995                117,000                   -                      -

Joseph P. Macaluso(2)      1997              $  83,000                   -                 19,000
Treasurer & Chief          1996                 83,000                   -                 19,000
  Financial Officer        1995                 83,000                   -                 18,000





(1) The table reflects the number of options granted under the Company's Incentive Stock Option Plan.
(2) Other  compensation  represents  commissions on international sales.


         Stock options are also granted to officers and are determined by the Board of Directors based upon the individual's contribution to the Company. During fiscal year 1997, no options were granted to the named executive officers.

Aggregate Option Exercises and Year-End Option Table

         The following table provides information on option exercises during the fiscal year 1997 by the named executive officers and the value of each of their respective unexercised options at August 31, 1997.


                                  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                             AND FY-END OPTION VALUES

(A)                        (B)                      (C)                        (D)                 (E)
                                                                             Number of             Value of
                                                                             Unexercised           Unexercised
                                                                             Options               In-the-Money
                                                                             FY-End (#)            Options
                                                                                                   FY-End ($) (1)

                   Shares Acquired                Value                   Exercisable/              Exercisable/
Name                on Exercise (#)            Realized ($)              Unexercisable             Unexercisable
----                ---------------            ------------              -------------             -------------


Ervin Schoenblum          -                        -                       48,000/32,000               -0-/-0-
Lee W. Affonso            -                        -                       21,900/14,600               -0-/-0-
Joseph P. Macaluso        -                        -                       21,900/14,600               -0-/-0-


------------
(1) Calculated on the basis of fair market value of the underlying securities at August 31, 1997 less the exercise price

Remuneration of Directors

         Each non-officer director is compensated $1,000 for each Board of Directors meeting attended.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Company has no compensation committee or Board Committee performing similar functions. Ervin Schoenblum, the Company's Acting President, participated in deliberations of the Company's Board of Directors concerning executive officer compensation.

         On October 11, 1993, the Company entered into an agreement with the T Partnership to borrow up to $1,000,000. Ervin Schoenblum, the Company's Acting President and Director and Abraham Nechemie, also a Director of the Company, are members of the T Partnership. On August 31, 1995, after the Company had drawn down all of the $1,000,000, the Company entered into an agreement with the T Partnership to borrow an additional $500,000 ("Lending Agreement"). In January 1996, the Company and the T Partnership agreed to a restructuring of its financing agreement. The T Partnership advanced an additional $200,000 to the Company and agreed to defer interest payments for a period of three months (interest payments were added to the outstanding principal on the T Partnership indebtedness) and in April 1997, the Company borrowed an additional $100,000 from the T Partnership under the same terms and conditions as its previous borrowing.

         The rate of interest on the debt is 12% per annum on any outstanding balance and is payable monthly. Principal payments of $25,000 scheduled to begin on September 1, 1996, have been deferred to September 1, 1998. Any remaining balance is due on August 1, 2003. The loan is secured by the Company's property, building, accounts receivable, inventories and machinery and equipment. The
Company  is   to  prepay the  outstanding   balance  in the  event the  Company
is merged into or consolidated with another corporation or the Company sells all or substantially all of its assets, unless the T Partnership and Company agree otherwise.

         Under the provisions of the agreement with the T Partnership, the Company is obligated to comply with certain financial covenants, to be tested on a monthly basis. Non-compliance by the Company shall allow the T Partnership to declare an Event of Default and accelerate repayment of indebtedness. As of August 31, 1997, the Company was not in compliance with this financial covenant. However, in November 1997, the T Partnership agreed not to exercise its right to accelerate the repayment of indebtedness through September 1, 1998 as a result of non-compliance with the aforementioned financial covenant and the nonpayment of principal payments in the 1998 fiscal year. The T Partnership has also agreed to a modification to the financial covenant. The Company is currently in compliance with such covenant. The total indebtedness due to the T Partnership at August 31, 1997 was $1,747,125.


         Under the provisions of the original agreement, the T Partnership was granted warrants which permit the T Partnership to purchase 166,667 shares of the Company's common stock at a price of $3.25 per share. The August 1995 agreement provides that the T Partnership surrender its warrants and be granted a new warrant to purchase 500,000 shares of the Company's common stock at a price of $0.9875 per share in exchange for the surrendered warrant. No additional warrants were issued as a result of subsequent borrowings. A value has been allocated to the warrants based upon their estimated fair market value at the date of the agreement. Such amount ($50,000) is amortized as additional interest expense over the term of the indebtedness. The unamortized balance is shown in other assets in the accompanying 1997 and 1996 balance sheets. The warrants are immediately exercisable and expire on August 1, 2001. As of August 31, 1997 these warrants remain outstanding.

         In September 1997, the Company borrowed an additional $100,000 from the T Partnership.

Item 12. Security Ownership of Certain Beneficial Owners and
         Management

         A. Set forth below is information concerning persons (including any "group" as that term is used in Section 13(d) (3) of the Securities Exchange Act of 1934) known to the Company to own more than 5% of the common stock, of the Company as of November 18, 1997.

                                                              Amount and
                                                              Nature of
Name and Address of                 Beneficial                Percentage
Beneficial Owner                     Ownership                of Class(1)

  T Partnership                    2,464,844 shares(2)           35.4%
  c/o Wiss & Co.
  354 Eisenhower Parkway
  Livingston, NJ 07039


  Bruce Paul                         658,400 shares              10.3%
  1 Hampton Road
  Purchase, NY 10577

----------------------
(1)The common stock deemed to be owned which is not outstanding but subject to currently exercisable options is deemed to be outstanding for the purpose of determining the percentage of all outstanding common stock owned.

(2)Includes 83,344 and 500,000 shares, which the T Partnership has the right to acquire pursuant to outstanding warrants, which warrants are immediately exercisable at prices of $1.425 and $.9875 per share, respectively.

         B. The following table sets forth, as of November 18, 1997, the equity securities of the Company beneficially owned, directly or indirectly, by all Directors of the Company, each of the named executive officers named in the Summary Compensation Table set forth in Item 11 and by the Directors and executive officers of the Company as a group as of November 18, 1997.

Name of Beneficial            Amount and Nature of              Percentage
     Owner                   Beneficial Ownership               of Class(4)


Abraham H. Nechemie             133,242 shares(1)                  2.1%

Ervin Schoenblum                171,242 shares(1)                  2.7%

Lee W. Affonso                   35,300 shares(2)                  0.6%

Joseph P. Macaluso               29,400 shares(2)                  0.5%

All executive officers
 and directors as a group       441,294 shares(3)(1)               6.7%
    (8 persons)

----------------------

(1)Messrs. Nechemie and Schoenblum each have a 5% equity interest in the T Partnership, which owns 1,881,500 shares of the Company's common stock. Accordingly, Messrs. Nechemie and Schoenblum each reports beneficial ownership of 94,075 shares of the Company's common stock. In addition, Messrs. Nechemie and Schoenblum each reports beneficial ownership of 25,000 warrants that were issued to the T Partnership pursuant to the August 31, 1995 Lending Agreement with the Company and beneficial ownership of 4,167 warrants in connection with the March 1995 private placement. Also included in the table above are currently exercisable options for 10,000 and 48,000 shares held by Messrs. Nechemie and Schoenblum, respectively.

(2)Includes 21,900 shares subject to currently exercisable options.

(3)Includes 145,400 shares subject to currently exercisable options held by all executive officers and directors of the Company (including those individually named in the table above).

(4)The common stock subject to currently exercisable options is deemed to be outstanding for the purpose of determining the percentage of all outstanding common stock owned.


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

        Board of Directors:          Abraham H. Nechemie
                                     Ervin Schoenblum


PERFORMANCE GRAPH

        The following performance graph compares the five-year cumulative total return on the Company's Common Stock to the S & P 500 Index and the S & P Medical Products and Supplies Index assuming $100 was invested on August 31, 1992 and all dividends were reinvested.


                           TOTAL SHAREHOLDERS RETURN
                          ELECTRO-CATHETER CORPORATION

                          INDEXED \ CUMULATIVE RETURNS

                              Base
                              Period         Return         Return         Return         Return         Return
Company\Index Name            Aug 92         Aug 93         Aug 94         Aug 95         Aug 96         Aug 97

ELECTRO-CATHETER CORP.        100            125.00         62.50          40.60          81.25          34.00
S&P 500 INDEX                 100            115.21        121.52         147.58         175.22         246.44
HLTH CARE (MED PDS&SUPP)      100             76.73         89.69         138.08         157.11         224.95


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

         On October 11, 1993, the Company entered into an agreement with the T Partnership to borrow up to $1,000,000. Ervin Schoenblum, the Company's Acting President and Director and Abraham Nechemie, also a Director of the Company, are members of the T Partnership. On August 31, 1995, after the Company had drawn down all of the $1,000,000, the Company entered into an agreement with the T Partnership to borrow an additional $500,000 ("Lending Agreement"). In January 1996, the Company and the

T Partnership agreed to a restructuring of its financing agreement. The T Partnership advanced an additional $200,000 to the Company and agreed to defer interest payments for a period of three months (interest payments were added to the outstanding principal on the T Partnership indebtedness) and in April 1997, the Company borrowed an additional $100,000 from the T Partnership under the same terms and conditions as its previous borrowing.

         The rate of interest on the debt is 12% per annum on any outstanding balance and is payable monthly. Principal payments of $25,000 scheduled to begin on September 1, 1996, have been deferred to September 1, 1998. Any remaining balance is due on August 1, 2003. The loan is secured by the Company's property, building, accounts receivable, inventories and machinery and equipment. The Company is to prepay the outstanding balance in the event the Company is merged into or consolidated with another corporation or the Company sells all or substantially all of its assets, unless the T Partnership and Company agree otherwise.

         Under the provisions of the agreement with the T Partnership, the Company is obligated to comply with certain financial covenants, to be tested on a monthly basis. Non-compliance by the Company shall allow the T Partnership to declare an Event of Default and accelerate repayment of indebtedness. As of August 31, 1997, the Company was not in compliance with this financial covenant. However, in November 1997, the T Partnership agreed not to exercise its right to accelerate the repayment of indebtedness through September 1, 1998 as a result of non-compliance with the aforementioned financial covenant and the nonpayment of principal payments in the 1998 fiscal year. The T Partnership has also agreed to a modification to the financial covenant. The Company is currently in compliance with such covenant. The total indebtedness due to the T Partnership at August 31, 1997 was $1,747,125.

         Under the provisions of the original agreement, the T Partnership was granted warrants which permit the T Partnership to purchase 166,667 shares of the Company's common stock at a price of $3.25 per share. The August 1995 agreement provides that the T Partnership surrender its warrants and be granted a new warrant to purchase 500,000 shares of the Company's common stock at a price of $0.9875 per share in exchange for the surrendered warrant. No additional warrants were issued as a result of subsequent borrowings. A value has been allocated to the warrants based upon their estimated fair market value at the date of the agreement. Such amount ($50,000) is amortized as additional interest expense over the term of the indebtedness. The unamortized balance is shown in other assets in the accompanying 1997 and 1996 balance sheets. The warrants are immediately exercisable and expire on August 1, 2001. As of August 31, 1997 these warrants remain outstanding.

         In September 1997, the Company borrowed an additional $100,000 from the T Partnership.

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

        (10)(a) Registrant's 1984 Employee Stock Purchase Plan, filed as an Exhibit to Registrant's Report on Form 10-Q for the second quarter of fiscal year 1984 ended February 29, 1984, and incorporated by reference herein as an exhibit hereto.

        (10)(b) Registrant's 1987 Incentive Stock Option Plan filed as an Exhibit to the Registrant's Report on Form 10-K for the fiscal year ended August 31, 1987, and incorporated by refer ence as an exhibit hereto.(2)

        (10)(c) Registrant's 1990 Incentive Stock Option Plan filed as an Exhibit to the Registrant's Report on Form 10-K for the fiscal year ended August 31, 1990, and incorporated by refer ence as an exhibit hereto.(2)

        (10)(d) Registrant's 1992 Incentive Stock Option Plan filed as an Exhibit to the Registrant's Report on Form 10-K for the fiscal year ended August 31, 1992, and incorporated by refer ence as an exhibit hereto.(2)

(1) The Company's current, quarterly and annual reports are filed with the Securities and Exchange Commission under file No. 0-7578. (2) Management contract or compensatory plan or arrangement.

        (10)(e) Agreement dated October 11, 1993 between Registrant and the T Partnership filed as an exhibit to Registrant's Report on Form 10-K for the fiscal year ended August 31, 1993, and incorporated by reference as an exhibit hereto.

        (10)(f) Amendment dated November 21, 1994 to Agreement between Registrant and the T Partnership filed as an exhibit to Registrant's Report on Form 10-K for the fiscal year ended August 31, 1994, and incorporated by reference as an exhibit hereto.

        (10)(g) Lending Agreement dated August 31, 1995 between Registrant and the T Partnership filed as an exhibit to the Registrant's Report on Form 10-K for the fiscal year ended August 31, 1995 and incorporated by reference as an exhibit hereto.

        (10)(h) Composite Modification Agreement between Registrant and the T Partnership dated January 1, 1996 filed as an exhibit to Registrant's Report on Form 10-K for the fiscal year ended August 31, 1996, and incorporated by reference as an exhibit hereto.

        (10)(i) Composite Modification Agreement between Registrant and the T Partnership dated April 15, 1997 filed as an exhibit hereto.

        (10)(j) Letter of Intent to Merge between Registrant and Cardiac Control Systems, Inc. dated October 23, 1997 filed as an exhibit hereto.

        (21)         Subsidiaries - Electro-Catheter International Corp.

        (23)         Consent of KPMG Peat Marwick LLP filed as an exhibit
                      hereto.

        (27) Financial Data Schedule which is submitted electronically to the Securities and Exchange Commission for information only and is not filed.

              (b)    Reports on Form 8-K :

                     The Company filed a Current Report on Form 8-K dated October 7, 1997, which, under "Item 5. Other Events" thereunder reported a verdict in certain litigation in which the Company has been involved. Also, the Company has filed a Current Report on Form 8-K dated November 7, 1997, which, under "Item 5. Other Events" thereunder, reported the execution of a letter of intent with Cardiac Control Systems, Inc. contemplating the merger of the two companies.

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


                                  ELECTRO-CATHETER CORPORATION
                                  (Registrant)



                                  By: /s/Ervin Schoenblum
                                      Ervin Schoenblum
                                      Acting President
Dated: December 15, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and the capacities and on the dates indicated:




Dated: December 15, 1997               /s/Ervin Schoenblum
                                       Ervin Schoenblum, Acting President
                                       & Director


Dated: December 15, 1997               /s/Joseph P. Macaluso
                                       Joseph P. Macaluso
                                       Principal Accounting Officer


Dated: December 15, 1997               /s/Abraham H. Nechemie
                                       Abraham H. Nechemie, Director

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

        (10)(a) Registrant's 1984 Employee Stock Purchase Plan, filed as an Exhibit to Registrant's Report on Form 10-Q for the second quarter of fiscal year 1984 ended February 29, 1984, and incorporated by reference herein as an exhibit hereto.

        (10)(b) Registrant's 1987 Incentive Stock Option Plan filed as an Exhibit to the Registrant's Report on Form 10-K for the fiscal year ended August 31, 1987, and incorporated by reference as an exhibit hereto.(2)

        (10)(c) Registrant's 1990 Incentive Stock Option Plan filed as an Exhibit to the Registrant's Report on Form 10-K for the fiscal year ended August 31, 1990, and incorporated by reference as an exhibit hereto.(2)

        (10)(d) Registrant's 1992 Incentive Stock Option Plan filed as an Exhibit to the Registrant's Report on Form 10-K for the fiscal year ended August 31, 1992, and incorporated by reference as an exhibit hereto.(2)

(1) The Company's current, quarterly and annual reports are filed with the Securities and Exchange Commission under file No. 0-7578.
(2)  Management contract or compensatory plan or arrangement.

        (10)(e) Agreement dated October 11, 1993 between Registrant and the T Partnership filed as an exhibit to Registrant's Report on Form 10-K for the fiscal year ended August 31, 1993, and incorporated by reference as an exhibit hereto.

        (10)(f) Amendment dated November 21, 1994 to Agreement between Registrant and the T Partnership filed as an exhibit to Registrant's Report on Form 10-K for the fiscal year ended August 31, 1994, and incorporated by reference as an exhibit hereto.

        (10)(g) Lending Agreement dated August 31, 1995 between Registrant and the T Partnership filed as an exhibit to the Registrant's Report on Form 10-K for the fiscal year ended August 31, 1995 and incorporated by reference as an exhibit hereto.

        (10)(h) Composite Modification Agreement between Registrant and the T Partnership dated January 1, 1996 filed as an exhibit to Registrant's Report on Form 10-K for the fiscal year ended August 31, 1996, and incorporated by reference as an exhibit hereto.

        (10)(i)     Composite Modification Agreement between  Registrant and the
                    T  Partnership  dated  April 15,  1997   filed as an exhibit
                    hereto.

        (10)(j)     Letter of Intent to Merge between  Registrant   and  Cardiac
                    Control Systems, Inc. dated October 23, 1997 filed as an exhibit hereto.

        (21)        Subsidiaries - Electro-Catheter International Corp.

        (23)        Consent of KPMG Peat Marwick LLP filed as an exhibit hereto.

        (27) Financial Data Schedule which is submitted electronically to the Securities and Exchange Commission for information only and is not filed.

              (b)    Reports on Form 8-K :

                     The Company filed a Current Report on Form 8-K dated October 7, 1997, which, under "Item 5. Other Events" thereunder reported a verdict in certain litigation in which the Company has been involved. Also, the Company has filed a Current Report on Form 8-K dated November 7, 1997, which, under "Item 5. Other Events" thereunder, reported the execution of a letter of intent with Cardiac Control Systems, Inc. contemplating the merger of the two companies.

              (c)    Exhibits: Reference is made to the list of exhibits
                               contained in Item 14(a) 3 above.

                          ELECTRO-CATHETER CORPORATION

                          Index to Financial Statements





                                                                     Page

Independent Auditors' Report                                          F-1
Financial Statements:
     Balance  Sheets - August 31, 1997 and 1996                       F-2
     Statements of Operations - Years ended August 31, 1997,
          1996 and 1995                                               F-3
     Statements of Stockholders' Deficiency/Equity
          Years ended August 31, 1997, 1996 and 1995                  F-4
     Statements of Cash Flows - Years ended August 31, 1997,
          1996 and 1995                                               F-5
     Notes to Financial Statements                                    F-6

Financial Statement Schedule:

         II - Valuation and Qualifying Accounts                       F-20


All other schedules are omitted for the reason that they are not required or are not applicable or the required information is shown in the financial statements or notes thereto.

                          Independent Auditors' Report


The Board of Directors
Electro-Catheter Corporation:

We have audited the financial statements of Electro-Catheter Corporation as listed in the accompanying index. In connection with our audits of the financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Electro-Catheter Corporation at August 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended August 31, 1997 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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


                                                  KPMG Peat Marwick LLP

Short Hills, New Jersey
November 12, 1997.
                                       F-1



                          ELECTRO-CATHETER CORPORATION

                                 Balance Sheets

                            August 31, 1997 and 1996


                                                            1997                           1996
                                                            ----                           ----

                       Assets

Current assets:

     Cash and cash equivalents                          $ 98,127                         275,283
     Accounts receivable, less
        allowance for doubtful
        accounts of $152,070 in 1997
        and $15,000 in 1996                              988,859                       1,016,201
     Inventories                                       1,242,367                       1,862,179
     Prepaid expenses and other current assets           168,781                          64,344
                                                         -------                          ------

        Total current assets                           2,498,134                       3,218,007


Property, plant and equipment, net                       777,663                         551,698
Other assets, net                                         97,275                         123,407
                                                          ------                         -------

        Total assets                                  $3,373,072                       3,893,112
                                                      ==========                       =========

        Liabilities and Stockholders' Deficiency/Equity

Current liabilities:
    Current installments of long-term debt                     -                         300,000
    Current installments of capitalized
           lease obligations                              50,734                           7,489
    Accounts payable                                     566,816                         345,888
    Deferred revenues                                          -                         144,293
    Accrued expenses                                     478,590                         395,591
    Accrued litigation expenses                          443,820                               -
                                                         -------                         -------

        Total current liabilities                      1,539,960                       1,193,261

Subordinated debentures due to
 T Partnership, excluding current portion              1,747,125                       1,447,125
Capitalized lease obligation,
 excluding current installments                          222,277                          37,756
                                                         -------                          ------

        Total liabilities                              3,509,362                       2,678,142
                                                       ---------                       ---------

Stockholders' deficiency/equity:
     Common stock $.10 par value.
        Authorized 20,000,000 shares;
        issued 6,383,611 in 1997 and
        6,373,711 in 1996                                638,361                         637,371
     Additional paid-in capital                       10,682,008                      10,679,316
     Accumulated deficit                             (11,456,659)                    (10,101,717)
                                                     -----------                     -----------
       Total stockholders' deficiency/equity            (136,290)                      1,214,970
                                                        --------                       ---------
     Commitments and contingencies                             -                               -
                                                        --------                       ---------
        Total liabilities and
         stockholders' deficiency/equity             $ 3,373,072                       3,893,112
                                                     ===========                       =========

See accompanying notes to financial statements.
                                                                 F-2



                                                    ELECTRO-CATHETER CORPORATION

                                                      Statements of Operations

                                             Years ended August 31, 1997, 1996 and 1995


                                                                   1997                   1996                      1995
                                                                   ----                   ----                      ----
                                                                                                                         >

Net revenues, including research
  and development revenue of $544,293
  in 1997 and $155,707 in 1996                                 $6,648,438              7,362,436                  7,263,424
Cost of goods sold                                              4,041,486              4,079,502                  3,861,591
                                                                ---------              ---------                  ---------


Gross profit                                                    2,606,952              3,282,934                  3,401,833


Operating expenses:
  Selling, general and
    administrative                                              2,384,127             2,954,991                    3,438,811
  Research and development                                        881,728             1,010,073                      931,956
                                                                  -------             ---------                      -------


     Operating loss                                              (658,903)             (682,130)                    (968,934)


Other income (expense):
   Interest income                                                      -                    86                        1,102
   Interest expense                                              (249,384)             (210,896)                    (168,058)
   Litigation expenses                                           (446,655)                    -                            -
                                                                 --------              --------                      --------

      Net loss                                               $ (1,354,942)             (892,940)                  (1,135,890)
                                                             ============              ========                   ==========


Net loss per common share                                       $  (0.21)                 (0.14)                      (0.18)
                                                                ========                  =====                       =====













See accompanying notes to financial statements.


                                                             ELECTRO-CATHETER CORPORATION

                                                      Statements of Stockholders' Deficiency/Equity

                                                  Years ended August 31, 1997, 1996 and 1995

                                                                            Additional                              Total
                                                         Common              paid-in           Accumulated       stockholders'
                                                         stock               capital            deficit        deficiency/equity
                                                          -----              -------            -------        -----------------


Balances at August 31, 1994                               576,232           10,106,647        (8,072,887)         2,609,992

Employee stock plan                                           248                1,988                 -              2,236

Common stock issued under private placement                57,150              442,913                 -            500,063

Proceeds from issuance of stock warrants                        -               63,750                 -             63,750

Net loss                                                        -                    -        (1,135,890)        (1,135,890)
                                                        ---------            ---------        ----------         ----------

Balances at August 31, 1995                               633,630           10,615,298        (9,208,777)         2,040,151


Stock options exercised                                     2,350               18,213                 -             20,563

Employee stock plan                                           287                  779                 -              1,066

Common stock issued for services rendered                   1,104               10,631                 -             11,735

Amortization of deferred compensation
     expense on stock options                                   -               34,395                 -             34,395

Net loss                                                        -                    -          (892,940)          (892,940)
                                                         ----------         ----------          --------           --------

Balances at August 31, 1996                         $     637,371           10,679,316       (10,101,717)         1,214,970


Employee stock plan                                           990                2,692                 -              3,682

Net loss                                                        -                    -        (1,354,942)        (1,354,942)
                                                       ----------           ----------        ----------         ----------

Balances at August 31, 1997                               638,361           10,682,008       (11,456,659)          (136,290)
                                                          =======           ==========       ===========           ========


See accompanying notes to financial statements.
                                                                      F-4



                                                     ELECTRO-CATHETER CORPORATION

                                                       Statements of Cash Flows

                                              Years ended August 31, 1997, 1996 and 1995

                                                                       1997                    1996                1995
                                                                       ----                    ----                ----
Cash flows from operating activities:

Net loss                                                        $(1,354,942)               (892,940)         (1,135,890)
Reconciliation of net loss to net cash
  used in operating activities:
     Depreciation and amortization                                  145,614                 130,524             137,106
     Amortization of deferred charges                                 8,333                   8,333              61,708
     Changes in assets and liabilities:
       Decrease(increase) in accounts
          receivable, net                                            27,342                 190,087            (141,514)
       Decrease (increase)in inventories                            619,812                 230,900            (289,789)
       (Increase) decrease in prepaid
       expenses and other current assets                           (104,437)                (21,314)             96,749
       Decrease in other assets, net                                 17,799                   4,207               3,527
       Decrease (increase) in deferred
          revenues                                                 (144,293)                144,293                   -
       Increase (decrease) in accounts
          payable and accrued expenses                              747,747                (340,700)            124,128
                                                                    -------                --------             -------

Net cash used in
  operating activities                                         $    (37,025)               (546,610)         (1,143,975)
                                                                   --------                --------          ----------

Cash flows used in investing activities -
     Purchases of property, plant
      and equipment                                                (115,292)                (34,167)            (12,143)
                                                                   --------                 -------             -------

Cash flows from financing activities:
   Net proceeds from issuance of stock                                    -                       -             500,063
   Net proceeds from issuance of
      subordinated debentures and warrants                          100,000                 547,125             575,000
   Proceeds from exercise of
      stock options                                                       -                  20,563                   -
   Proceeds from employee stock
      purchase plan                                                   3,682                   1,066               2,236
   Proceeds from loan on officer's
      life insurance policy                                               -                       -              25,000
   Repayment of debt                                               (128,521)                (17,079)            (18,184)
                                                                   --------                 -------             -------

      Net cash (used in) provided by
        financing activities                                        (24,839)                551,675           1,084,115
                                                                    -------                 -------           ---------

      Net decrease in cash                                         (177,156)                (29,102)            (72,003)
      Cash and cash equivalents
        at beginning of year                                        275,283                 304,385             376,388
                                                                    -------                 -------             -------
      Cash and cash equivalents
         at end of year                                          $   98,127                 275,283             304,385
                                                                 ==========                 =======             =======


      Interest paid                                              $  241,049                 199,724             101,967
      Property, plant & equipment acquired
         under capitalized lease obligations                     $  256,287                  49,268                   -

See accompanying notes to financial statements.



                          ELECTRO-CATHETER CORPORATION

                          Notes to Financial Statements

                         August 31, 1997, 1996 and 1995

(1)      Summary of Significant Accounting Policies

         (a)      Nature of Business

                  Electro-Catheter  Corporation ("Company") has been in business for over 36 years. The Company develops, manufactures, markets, and sells products for hospitals and physicians. These products are diagnostic and therapeutic catheters which are utilized in connection with illnesses of the heart and circulatory system. The Company has targeted electrophysiology as its focal area for future growth, but intends to maintain and develop products for emergency care, cardiac surgery, invasive and non-invasive cardiology and invasive radiology.

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

         (d)      Concentrations of Credit Risk

                  Financial instruments that potentially  subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customer base is primarily comprised of hospitals in the U.S. and distributors outside the U.S. As of August 31, 1997, the Company believes it has no significant concentration of credit risk with its accounts receivable.

         (e)      Inventory Valuation

                  Inventories  are  stated  at  the  lower  of  cost  (first-in, first-out method) or market.


                                                                 (Continued)
                                       F-6

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

         (i)      Accounting for Income Taxes

                  Deferred tax assets and  liabilities  are determined  based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits which are not expected to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period in which such tax rate changes are enacted.

         (j)      Use of Estimates

                  The preparation  of financial  statements in  conformity  with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


                                                           (Continued)
                                       F-7

                          ELECTRO-CATHETER CORPORATION
                    Notes to Financial Statements, Continued




(1)      Summary of Significant Accounting Policies, cont.


         (k)      Stock-Based Compensation

                  Prior to  September  1, 1996,  the Company  accounted  for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On September 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

         (l)      Loss Per Share

                  Loss per share is computed  using the weighted  average number of shares outstanding during each year. Shares issuable upon exercise of outstanding stock options, warrants and conversion of debentures are not included in the computation of loss per share because the result of their inclusion would be anti-dilutive.

                  The weighted  average number of shares of common stock used in the computation of loss per share was approximately 6,380,000 in 1997, 6,354,000 in 1996 and 6,027,000 in 1995.

         (m)      Long-Lived Assets To Be Disposed Of

                  In accordance   with  SFAS  No.  121,   the  Company   reviews
                     long-lived assets for impairment whenever events or changes in business circumstances occur that indicate that the carrying amount of the assets may be recoverable. The Company assesses the recoverability of long-lived assets held and to be used based on undiscounted cash flows, and measures the impairment, if any, using discounted cash flows. Adoption of SFAS No. 121 in fiscal 1997 did not have any impact on the Company's financial position, operating results or cash flows.

         (n)      Financial Instruments

                  The carrying amounts  of cash and cash  equivalents  and other current assets and current liabilities approximate fair value due to the short-term maturity of these instruments.


                                                                 (Continued)
                                       F-8

                          ELECTRO-CATHETER CORPORATION
                    Notes to Financial Statements, Continued




(2)      Liquidity

         The  accompanying  financial  statements  have been prepared on a going concern basis which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company incurred net losses of $1,354,942, $892,940 and $1,135,890 for the years ended August 31, 1997, 1996 and
           1995 respectively, and at August 31, 1997 had an accumulated deficit of $11,456,659. The net losses incurred by the Company have consumed working capital and weakened the Company's financial position. The Company's ability to continue in business is dependent upon its success in generating sufficient cash flow from operations or obtaining additional financing. The Company continues to re-evaluate its plans and adopt certain cost reduction measures. The Company is attempting to increase sales by examining and, where appropriate, modifying its distribution network, utilizing aggressive pricing and introducing new products to market. The Company's ability to continue as a going concern is dependent upon the successful implementation of the aforementioned programs. There can be no assurances that these programs can be successfully implemented. The financial statements do not include any adjustments relating to the recoverability and classifications of reported asset amounts or the amounts of liabilities that might result from the outcome of this uncertainty.

  (3)    Inventories

         Inventories consisted of the following:

                                                                                1997                  1996
                                                                                ----                  ----
                 Finished goods                                         $    481,660               954,997
                 Work-in-process                                             490,621               490,396
                 Materials and supplies                                      270,086               416,786
                                                                             -------               -------

                                                                        $  1,242,367             1,862,179
                                                                        ============             =========

                                                                     (Continued)
                                       F-9

                          ELECTRO-CATHETER CORPORATION
                    Notes to Financial Statements, Continued




(4)      Property, Plant and Equipment

         Property, plant and equipment consisted of the following:

                                                                              1997                  1996
                                                                              ----                  ----
                 Land                                             $         38,400                 38,400

                 Building                                                  153,597                153,597
                 Building improvements                                     993,168                952,837
                 Equipment                                               2,307,607              2,244,694
                 Office furniture and
                   equipment                                               534,232                519,319
                 Leasehold improvements                                    340,382                340,382
                 Sales equipment and
                     diagnostic computers                                  587,348                589,348
                 Capitalized leases                                        305,555                 49,268
                                                                           -------                 ------

                                                                         5,260,289              4,887,845


                 Less accumulated deprecia-
                     tion and amortization                               4,482,626              4,336,147
                                                                         ---------              ---------


                 Net property, plant
                 and equipment                                        $    777,663                551,698
                                                                      ============                =======

(5)      Accrued Expenses

         The components of accrued expenses consisted of the following:

                                                                              1997                   1996
                                                                              ----                   ----

           Accrued salaries, wages and
                 payroll taxes                                           $ 287,933                278,263
           Accrued audit fees                                               52,500                 60,000

           Other expenses                                                  138,157                 57,328
                                                                           -------                 ------

                                                                         $ 478,590                395,591
                                                                         =========                =======

(6)      Deferred Revenues


         In June 1996, the  Company  received  an advance  of  $300,000  from an unrelated company to perform research and development and pre-production planning for it. For services performed, the Company recognized $155,707 in revenues in 1996 and such amount was reported in net revenues in the statement of operations. The remaining $144,293 was recorded as deferred revenues in the accompanying 1996 balance sheet and was recognized as revenue in fiscal year 1997.



                                                                 (Continued)
                                      F-10

                          ELECTRO-CATHETER CORPORATION
                    Notes to Financial Statements, Continued




(7)      Subordinated Debentures Due to T Partnership

         On October 11, 1993, the Company entered into an agreement with the T Partnership to borrow up to $1,000,000. Ervin Schoenblum, the Company's Acting President and Director, and Abraham Nechemie, also a Director of the Company, are members of the T Partnership. On August 31, 1995, after the Company had drawn down all of the
             $1,000,000, the Company entered into an agreement with the T Partnership to borrow an additional $500,000 ("Lending Agreement"). In January 1996, the Company and the T Partnership agreed to a restructuring of its financing agreement. The T Partnership advanced an additional $200,000 to the Company and agreed to defer interest payments for a period of three months (interest payments were added to the outstanding principal on the T Partnership indebtedness) and in April 1997, the Company borrowed an additional $100,000 from the T Partnership under the same terms and conditions as its previous borrowing.

         The rate of  interest  on the debt is 12% per annum on any  outstanding balance and is payable monthly. Principal payments of $25,000 scheduled to begin on September 1, 1996 have been deferred to September 1, 1998. Any remaining balance is due on August 1, 2003. The loan is secured by the Company's property, building, accounts receivable, inventories and machinery and equipment. The Company is
             to  prepay   the  outstanding   balance  in  the event the Company
             is merged into or consolidated with another corporation or the Company sells all or substantially all of its assets, unless the T Partnership and Company agree otherwise.

         Under the  provisions  of the  agreement  with the T  Partnership,  the
             Company is obligated to comply with certain financial covenants, to be tested on a monthly basis. Non-compliance by the Company shall allow the T Partnership to declare an Event of Default and accelerate repayment of indebtedness. As of August 31, 1997, the Company was not in compliance with this financial covenant. However, in November 1997, the T Partnership agreed not to exercise its right to accelerate the repayment of indebtedness through September 1, 1998 as a result of non-compliance with the aforementioned financial covenant and the nonpayment of principal payments in the 1998 fiscal year. The T Partnership has also agreed to a modification to the financial covenant. The Company is currently in compliance with such covenant. The total indebtedness due to the T Partnership at August 31, 1997 was $1,747,125.

         Under the provisions of the original  agreement,  the T Partnership was granted warrants which permit the T Partnership to purchase 166,667 shares of the Company's common stock at a price of $3.25 per share. The August 1995 agreement provides that the T Partnership surrender its warrants and be granted a new warrant to purchase 500,000 shares of the Company's common stock at a price of $0.9875 per share in exchange for the surrendered warrant. No additional warrants were issued as a result of subsequent borrowings. A value has been allocated to the warrants based upon their estimated fair market value at the

                                                          (Continued)
                                      F-11

                          ELECTRO-CATHETER CORPORATION
                    Notes to Financial Statements, Continued




(7)      Subordinated Debentures Due to T Partnership, cont.

             date of the agreement. Such amount ($50,000) is amortized as additional interest expense over the term of the indebtedness. The unamortized balance is shown in other assets in the accompanying 1997 and 1996 balance sheets. The warrants are immediately exercisable and expire on August 1, 2001. As of August 31, 1997 these warrants remain outstanding.

         In September 1997, the Company borrowed an additional $100,000 from the T Partnership.

(8)      Capitalized Lease Obligations

         The Company has entered into lease  commitments for equipment that meet the requirements for capitalization. The equipment has been capitalized and shown in property, plant and equipment in the accompanying 1997 balance sheet (see Note 3). The related obligations are also recorded in the accompanying balance sheet and are based upon the present value of the future minimum lease payments with interest rates of 13.7% to 17.1%. The net book value of equipment acquired under capitalized lease obligations was $264,867 and $43,520, repectively for the years ended August 31, 1997 and 1996.


         The annual maturities for capitalized lease obligations as well as subordinated debentures due to the T Partnership for the five years subsequent to August 31, 1997, are as follows:

                    1998                                  $    51,010
                    1999                                      359,186
                    2000                                      367,778
                    2001                                      367,187
                    2002 and thereafter                       874,975

(9)      Other Debt

         The Company has borrowed $125,000 against the cash surrender value of a life insurance policy of the former Chairman of the Board of the Company. Interest on the loan is 6%. The loan plus accrued interest is recorded as a reduction in the policy's cash surrender value, which is included in other assets in the accompanying balance sheets.

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

         OnJuly  15,  1992,  the  Company's   stockholders   approved  the  1992
           Incentive Stock Option Plan (the "1992 Plan"). The terms of the 1992 Plan are substantially the same as the terms of the 1987 and 1990 Plans. The 1992 Plan likewise provides for the reservation of 225,000 shares of common stock for issuance thereunder.

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


                                                                 (Continued)
                                      F-13

                          ELECTRO-CATHETER CORPORATION
                    Notes to Financial Statements, Continued




(10)      Stock Options, cont.

A summary of all stock option activity follows:

                                                     Number                  Option
                                                       of                    Price
                                                     Shares                 Per share                Total
                                                     ------                 ---------                -----
Year ended August 31, 1995:
         Granted                                    405,300            $     .81 - 1.14             407,025
         Cancelled or expired                       395,800                 1.19 - 2.75             791,338
Outstanding at August 31, 1995                      490,300                  .81 - 5.00             698,761
                                                    =======                 ===========             =======

Year ended August 31, 1996:
         Granted                                     12,900            $     .81 -  .88              10,794
         Exercised                                   23,500                         .88              20,563
         Canceled or expired                        129,700                  .81 - 5.00             330,231
Outstanding at August 31, 1996                      350,000                  .81 - 2.75             358,761
                                                    =======                  ===========            =======

Year ended August 31, 1997:
         Granted                                     23,500            $     .81 - 1.13              21,643
         Cancelled or expired                        22,300                  .81 - 1.50              20,113
Outstanding at August 31, 1997                      351,200                  .81 - 2.75             353,791
                                                    =======                  ===========            =======

      Options to acquire 216,260 shares of common stock were exercisable at August 31, 1997.

         The per share  weighted-average  fair  value of stock  options  granted during 1997 and 1996 was $.59 and $.55, respectively on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0.0%, risk-free interest rate of 5%, volatility factor of 73% and an expected life of 5 years. The Company applies APB Opinion No. 25 in accounting for its stock options and, accordingly, no compensation expense has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair market value at the grant date for its stock options under SFAS No. 123, the Company's net income would not have been materially affected. The pro forma amounts are indicated below:

                                                                           1997                      1996
                                                                           ----                      ----

           Net loss - as reported                                  $   (1,354,942)              $ (892,940)
           Net loss - pro forma                                        (1,357,590)                (893,624)

           Loss per share - as reported                            $        (0.21)              $    (0.14)
           Loss per share - pro forma                                       (0.21)                   (0.14)

         In accordance with SFAS No. 123, pro-forma net income and earnings per share data reflect only options granted in 1996 and 1997. Therefore, the full impact of calculating compensation expense for stock options under SFAS No. 123 is not reflected in the pro forma amounts presented above since compensation expense for options granted prior to September 1, 1995 was not considered.



                                                                   (Continued)
                                      F-14

                          ELECTRO-CATHETER CORPORATION
                    Notes to Financial Statements, Continued




(11)  Employee Stock Purchase Plan

         The Company has an Employee Stock Purchase Plan (the "Plan") which provides for the issuance of a maximum of 75,000 shares of the Company's common stock which were made available for sale under the Plan's first offering.

         After the first offering, subsequent offerings were made upon the recommendation of the committee administering the Plan. Common stock can be purchased through employee-authorized payroll deductions at the lower of 85% of the fair market value of the common stock on either the first or last day of trading of the stock during the calendar year. It is the intention of the Company that the Plan qualify under Section 423 of the Internal Revenue Code. The Company's Board of Directors authorized extension of the Plan to January 1, 1998. During 1997, 1996 and 1995, 9,900, 2,866 and 2,476 shares, respectively, were purchased under the Plan.

(12) Preferred Stock, Common Stock and Paid-in Capital

         The Company is authorized to issue up to 1,000,000 shares of preferred stock. As of August 31, 1997, no preferred shares have been issued.

         In March 1995,  the T  Partnership  purchased  571,500  shares  of  the
           Company's restricted common stock, $.10 par value, in a private placement at $.875 per share for gross proceeds of approximately $500,000. In connection with this private placement, the Company also issued to the T Partnership a purchase warrant to purchase 83,344 shares of the Company's common stock at an exercise price of $1.425 per share. This warrant will expire five years from the date of the agreement. Ervin Schoenblum, the Company's Acting President and director, and Abraham H. Nechemie, the other member of the Company's Board of Directors, are members of the T Partnership.

(13) Income Taxes

         A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will be realized. The valuation allowance for deferred tax assets as of September 1, 1997 was $3,197,000 as compared to $2,983,000 at September 1, 1996. The net change in the total valuation allowance for the year ended August 31, 1997 was an increase of $142,000 as compared to a decrease of $536,000 at August 31, 1996.


                                                                  (Continued)
                                      F-15

                          ELECTRO-CATHETER CORPORATION
                    Notes to Financial Statements, Continued




(13) Income Taxes, cont.

         At August 31, 1997 and 1996, the tax effects of  temporary  differences
           that  give  rise  to  the   deferred  tax  assets  and  deferred  tax
           liabilities are as follows:

        Deferred tax assets:                                                              1997              1996
                                                                                          ----              ----

                       Inventories                                                    $ 93,000           155,000
                       Accounts receivable,
                           due to allowance for
                           doubtful accounts                                            23,000             3,000
                       Contribution carryover                                           25,000            23,000
                       Compensated absences                                             31,000            30,000

                       Federal and state net
                           operating loss carryforwards                              2,390,000         2,209,000

                       Research and development
                           and investment tax credit
                           carryforwards                                               635,000           635,000
                                                                                       -------           -------

                           Total gross deferred
                                      tax assets                                     3,197,000         3,055,000

                       Less valuation allowance                                      3,137,000         2,983,000
                                                                                     ---------         ---------

                       Net deferred tax assets                                          60,000            72,000

        Deferred tax liabilities:

                       Excess of tax over financial
                       statement depreciation                                          (60,000)          (72,000)
                                                                                       -------           -------

                       Net deferred tax                                              $    -0-                -0-
                                                                                      ========            ========




                                                               (Continued)
                                      F-16

                          ELECTRO-CATHETER CORPORATION
                    Notes to Financial Statements, Continued




(13) Income Taxes, cont.


         At August 31, 1997, the Company had available federal net operating loss carryforwards, research and development and investment tax credit carryforwards that expire as follows:

                                       Net            Research
                                    operating            and             Invest-
                                      loss            develop-            ment
             Expiration              carry-             ment               tax
                 date               forwards           credits           credits

                1999           $         -              25,000                -
                2000                     -             275,000           35,000
                2001             4,417,000             246,000           43,000
                2002             2,063,000                   -                -
                2003               690,000                   -                -
                2004               268,000                   -                -
                2005                46,000                   -                -
                2006               223,000                   -                -
                2007               454,000                   -                -
                2008               854,000              11,000                -
                2009             1,368,000                   -                -
                2010             1,178,000                   -                -
                2011               589,000                   -                -
                2012             1,435,000                   -                -
                                 ---------                ----              ----
                Total           13,585,000             557,000           78,000

(14) Segment Data

         The  Company  operates  in one  business  segment.  Export  sales  were approximately  $1,828,000 in 1997,  $2,324,000 in 1996 and $1,964,000
           in 1995. Sales to the only domestic distributor of the Company's products totalled approximately $765,000 in 1995, representing approximately 11% of net sales. The agreement with this distributor was terminated on May 31, 1995 and, as such, there were no sales to this distributor in 1996 and 1997.

(15) Commitments and Contingencies

  (a) The Company has agreements to lease equipment for use in the operations of the business under operating leases. The Company incurred rental expenses of approximately $105,000 in 1997, $116,000 in 1996 and $148,000 in 1995.

         The following is a schedule of future minimum rental payments for operating leases which expire through 1999:


                                1998                  8,294
                                1999                  4,150
                                2000                  4,150
                                                      -----
                                                     16,594
                                                     ======



                                                                  (Continued)
                                      F-17

                          ELECTRO-CATHETER CORPORATION
                    Notes to Financial Statements, Continued



(15) Commitments and Contingencies, cont.

     (b) The Company is involved in certain claims and litigation arising in the normal course of business. Management believes, based on the opinion of counsel representing the Company in such matters, that, except for one claim, the outcome of such claims and litigation will not have a material effect on the Company's financial position and results of operations. The one exception is that in September 1997, a jury in Middlesex County of the Superior Court of New Jersey found the Company liable for age discrimination when it terminated an employee in April 1994. The jury awarded the terminated employee $283,000. In addition to the $283,000, the court awarded the plaintiff attorney's fees and expenses and prejudgment interest in the combined amount of approximately $47,990. The Company also incurred legal costs from September 1996 in the amount of approximately $115,665. The Company is considering taking an appeal, but has accrued all related costs to date in the accompanying financial statements..

     (c) In February 1997, the FDA conducted an inspection and audit of the Company. At the conclusion of the audit, the FDA issued a number of observations regarding violations of cGMP. On March 11, 1997, the FDA issued a Warning Letter to the Company requesting that prompt action be taken to correct the violations.

         In response to the observations and the Warning Letter, the Company has provided the FDA with a plan and timetable for instituting corrective actions. The Company has been working diligently in its efforts to correct these violations.

         In September  1997, the FDA  conducted  another  audit of the Company's facilities. While the Company has made progress towards correcting the violations, at the conclusion of this audit, the FDA issued a report which included no additional violations of cGMP but listed violations which are in the process of correction by the Company. At this time, the Company is unable to precisely determine the short-term adverse economic impact which will result from instituting the corrective actions.

     (d) On October 23, 1997, the Company entered into a letter of intent with Cardiac Control Systems, Inc., a Delaware corporation ("CCS"), to effect a merger of the two companies targeted toward the development and marketing of advanced specialty electrophysiology products. Currently, the structure of the transaction contemplates the merger of a newly-created, wholly-owned subsidiary of CCS into and with the Company as a result of which the Company shall become a wholly-owned subsidiary of CCS. The transaction further contemplates an exchange of common stock of the two companies, with two shares of CCS common stock, $.10 par value per share, to be exchanged for every three shares of the Company's common stock, $.10 par value per share. It is intended that upon the closing of the transaction, 50% of the Company's senior debt would be redeemed and the remaining 50% of such debt would be converted to convertible preferred stock.




                                                               (Continued)
                                      F-18

                          ELECTRO-CATHETER CORPORATION
                    Notes to Financial Statements, Continued




(15) Commitments and Contingencies, cont.

         Consummation of the merger is subject, among other things, to: (i) raising sufficient capital to support the product development efforts of both companies; (ii) the execution of a definitive agreement reflecting the intentions of the parties; (iii) the approval of the transaction by the Board of Directors of each company; (iv) the approval of the transaction by the shareholders of Electro-Catheter Corporation; and (v) the receipt of all required regulatory approvals by each company.

         CCS develops, manufactures and sells a broad line of implantable cardiac pacemakers, pacemaker leads and related products which Company management believes are complementary to its own product lines. The Company believes the merger may allow certain efficiencies to improve operating performance and that the broader product line may provide for a more effective marketing and distribution process. There can be no assurance, however, that consummation of the merger will yield positive operating results in the future.




                                                                (Continued)
                                      F-19

                          ELECTRO-CATHETER CORPORATION
                    Notes to Financial Statements, Continued













                                                                  Schedule II

                          ELECTRO-CATHETER CORPORATION

                        Valuation and Qualifying Accounts

                                                                          Addition
                                                       Balance             charged
                                                     at begin-             to cost                               Balance
                                                       ing of                and              Write-             at end
                  Description                           year              expenses            offs               of year
                  -----------                           ----              --------            ----               -------

1997 Allowance for doubtful accounts                 $ 15,000              142,848              5,778            152,070
                                                     ========              =======              =====            =======

1996 Allowance for doubtful accounts                 $ 76,796               39,383            101,179             15,000
                                                     ========               ======            =======             ======

1995 Allowance for doubtful accounts                 $ 21,776               55,020                  -             76,796
                                                     ========               ======             ======             ======

                                             Exhibit 10 (i)


                     SECOND COMPOSITE MODIFICATION AGREEMENT

THIS SECOND COMPOSITE MODIFICATION ("Modification Agreement") dated as of April 15, 1997 between ELECTRO-CATHETER CORPORATION, a New Jersey corporation with offices at 2100 Felver Court, Rahway, New Jersey 07065 ("Borrower") and THE T PARTNERSHIP, a New Jersey partnership with offices c/o Wiss & Co., 354 Eisenhower Parkway, Livingston, New Jersey 07039 ("Lender"),

                                  WITNESSETH:
         WHEREAS, the Borrower and the Lender entered into a Lending Agreement (as amended "Lending Agreement") dated August 31, 1995, whereby the Lender loaned to the Borrower the sum of One Million Five Hundred Thousand and 00/100 Dollars ($1,500,000.00); and
         WHEREAS, to evidence such indebtedness the Borrower issued a 12% Debenture (as amended "Debenture") to the Lender dated August 31, 1995; and
         WHEREAS, the Borrower and the lender entered into a Security Agreement (as amended "Security Agreement") dated as of August 31, 1995, to secure the due and punctual payment and performance of all obligations of the Borrower under the Loan Documents (as such term is defined in the Lending Agreement); and
         WHEREAS, the obligations of the borrower under the Loan Documents are further secured by a Mortgage (as amended "Mortgage") dated October 31, 1995, which Mortgage is a first lien mortgage on Borrower's real property located in the City of Rahway, County of Union, State of New Jersey, commonly known and designated as 2100 Felver Court; and
         WHEREAS, the Borrower and the Lender entered into a Composite Modification Agreement and Amendment to Mortgage dated as of January 1, 1996 and Borrower issued an Amended and Restated Debenture dated January 1, 1996 evidencing additional borrowings by Borrower from Lender with aggregate borrowings equivalent to

$1,750,000 ("Loan"); and
         WHEREAS, the Borrower and the Lender have agreed to modify the Loan Documents on certain terms and conditions as hereinafter provided.
         NOW, THEREFORE, the parties hereto do hereby agree as follows:
         1. LOAN. The Lender has advanced an additional One Hundred Thousand Dollars ($100,000.000) to Borrower.
         2.       MODIFICATION OF LOAN DOCUMENTS.  The Loan Documents are
hereby modified and amended as follows:
                  (a) Principal Amount of Loan. All references to the sum One Million Seven Hundred Fifty Thousand and 00/100 Dollars ($1,750,000.00) in the Loan Documents and Mortgage shall be deleted in its entirety and substituted in its place and stead shall be the sum of all advances up to One Million Eight Hundred Fifty Thousand and 00/100 Dollars ($1,850,000.00).
                  (b) Additional Composite Modifications. References in any Loan Document to the Debenture, Mortgage or Lending Agreement shall be deemed to refer to respectively the Second Amended and Restated Debenture, the Mortgage as modified by the Second Amendment to Mortgage and the Lending Agreement as modified by the First Composite and this Second Composite Modification Agreement.
         3. CONTINUED VALIDITY OF ORIGINAL LOAN DOCUMENTATION. Except as otherwise provided herein, the Loan Documents shall continue in full force and effect, in accordance with their respective terms, and the parties hereto hereby expressly ratify, confirm and reaffirm all of their respective liabilities, obligations, duties and responsibilities under and pursuant to the Loan Documents, as modified by this Modification Agreement, and Borrower agrees that the same shall constitute valid and binding agreements of Borrower, enforceable in accordance with their respective terms.
         4. MODIFICATION AGREEMENT CONTROLS. In the event of a conflict between the terms and conditions of this Modification

Agreement and the terms and conditions of the Loan Documents, the terms and conditions of this Modification Agreement shall control.
         5. NO NOVATION. This Modification Agreement does not represent new indebtedness (except to the extent of the Current New Advances) and does not in any way represent satisfaction of the indebtedness. It is the intention of the parties hereto that this Modification Agreement shall not constitute a novation and shall in no way adversely affect or impair the lien priority of the Mortgage, the Security Agreement or any other instrument securing the Loan.
         6. ADDITIONAL DELIVERIES. Borrower is delivering to Lender simultaneously herewith a substitute Second Amended and Restated Debenture and Second Amendment to Mortgage. The T Partnership shall return to Borrower within 45 days of the date of this Modification Agreement the Amended and Restated Debenture.
         IN WITNESS WHEREOF, the parties have executed this Modification Agreement as of the date first above written.
                          ELECTRO-CATHETER CORPORATION

                           By:/s/ Ervin Schoenblum
                           Ervin Schoenblum,
                           Acting President


                          THE T PARTNERSHIP


                          By: /s/Abraham H. Nechemie

                                              Exhibit 10 (j)



                                                      CARDIAC CONTROL SYSTEMS
                                                      3 Commerce Boulevard
                                                      Palm Coast, Florida
                                                      Telephone: (904) 445-5450
                                                      Fax: (904) 445-7226

                                                  October 23, 1997




Ervin Schoenblum
Acting President
Electro-Catheter Corporation
2100 Felver Court
Rahway, NJ 07065

Dear Erv:

     The purpose of this letter is to set forth the intention of Cardiac Control Systems, Inc., ("CCS"), to enter into an agreement with Electro-Catheter Corporation ("Elecath"), whereby CCS would merge with Elecath, subject to the following terms and conditions:

     1. It is contemplated that this would be a stock for stock merger transaction, payable as follows:

     a. Two shares of CCS common stock for every three shares of Elecath common stock,

     b. A cash payment of $1.00 per share for single, uneven shares of Elecath common stock in lieu of partial payments of CCS common stock.

     c. If the ratio of the bid price of CCS shares to Elecath shares becomes greater than 2.25 or less than 0.75 based on a 10-day moving average prior to closing, an adjustment of the exchange ratio may be negotiated.

     CCS common shares trade on the NASDAQ OTC Bulletin Board. The thirty day average between the closing bid and ask prior to the date of this Letter of Intent has been $ 0.82 per share. CCS has also completed a series of private institutional financings at prices ranging from $2.80 to $5.00 per common share, with the most recent financing completed June 13, 1997, whereby warrants were granted to two parties at exercise prices of $4.00 and $5.00 per common share in conjunction with a debt financing.

     2. As a result of the merger and in consideration for the transaction exchange:

     a. All the issued and outstanding shares of Elecath will be acquired by CCS or canceled such that CCS shall own 100% of Elecath common stock following the merger.

     b. All the outstanding options and warrants to purchase shares of Elecath common stock will be converted into CCS options and warrants with the number of new options or warrants and the exercise price to be adjusted accordingly to reflect the exchange ratio.

         After the transaction, it is estimated that there will be approximately 6,875,000 shares of CCS common stock outstanding. This is based on approximately 2,619,000 outstanding common shares currently held by existing CCS shareholders and approximately 4,256,000 CCS common shares to be received by Elecath shareholders in exchange for their Elecath common stock (this assumes that there are approximately 6,384,000 Elecath common shares currently outstanding.) This is, of course, prior to any potential dilution related to any funding activities contemplated as part of this transaction.

         In addition, there will be approximately 1,760,700 options and warrants outstanding. This is based on approximately 1,132,000 existing options and warrants for CCS common stock (currently at exercise prices ranging from $0.18 to $5.25 per share, with 74% at $1.00 or more per share), and 628,700 new CCS options or warrants (exchanged for 943,044 Elecath options or warrants on a 2 for 3 basis).

         Upon consummation of the transaction, there will be approximately 8,635,700 shares fully diluted, with the former CCS shareholders holding 3,751,000 shares, options or warrants and the former Elecath shareholders holding 4,884,700 shares, options or warrants. This is subject to paragraph 1c not becoming effective.

     3. CCS will redeem for cash one-half of all indebtedness outstanding at the time of closing to a maximum of $1.0 million due to the T
        Partnership. The remaining half would be converted to a 5 year 9% convertible preferred stock, convertible at the holders' option at the greater of $1.00 per common stock or a 20% premium to any equity raised as part of this transaction.

     4. Commencing with the execution of this Letter of Intent, each company shall be permitted to make a full due diligence investigation of the other company and to have full access to all information thereto. The Companies have already executed mutual confidentiality agreements. If the observations made during the due diligence process by either company are substantially different than it had been previously led to believe, that Company may terminate this letter, without triggering the break-up fee indicated in paragraph 8, however legal fees incurred to date will be split evenly among the two Companies.

     5. In good faith, a formal agreement (the "Agreement") will be negotiated, executed, and delivered by CCS and Elecath containing the terms and conditions in this letter and representations, warranties, covenants, indemnities and conditions usual and customary in a transaction of this kind. The Agreement also will provide, among other customary covenants, for (a) the conduct of the business of Elecath and CCS in the ordinary course prior to closing, in such manner as to maintain the business, employees and good will of Elecath and CCS and as is consistent with sound business practices; (b) the provision to each Company of complete and on-going information about the other Company prior to closing; (c) nonpayment of dividends, options or other distributions or repurchase of any capital stock or option of Elecath or CCS or issuance of additional debt; (d) the agreement of both Companies' Boards of Directors to submit to shareholders to approve the merger and (e) the provision that both Companies, to the best of their knowledge, are in full compliance with all regulatory agencies, most notably the United States Food and Drug Administration (FDA) or adequate disclosure by either company as to areas of noncompliance.

     6. At the time of the execution of the Agreement, it is intended that there will be delivered to CCS an agreement by the T Partnership and the Board of Elecath and to Elecath an agreement by the Board of CCS committing such holders to vote in favor of the acquisition.

     7. From the date hereof, and so long as this letter or the Agreement remains in effect, neither CCS or Elecath or either one's agents, nor any member of the T Partnership, shall, so long as not in violation of legal obligations, solicit or entertain an offer engaging in discussion or otherwise negotiate with, or provide information to any other party with respect to the sale or merger of their respective Company, provided, in the event either company shall engage in such discussions, the other Company's damages shall be limited to the breakup fee, to the extent due in paragraph 8.

     8. Except as set forth in paragraphs 4 and 11, each party shall pay its own expenses, incidental to negotiations, preparation of agreements, and the closing whether or not the purchase transaction is finally consummated. However, in the event that this Letter of Intent or the Agreement is signed and either party does not proceed because of its acceptance of an alternative offer within six months of a termination, then the other party will be entitled to a break-up fee of $225,000, plus legal fees, investment banking and commitment fees incurred to that point. If either Company needs to borrow additional capital to continue normal business operations or finish due diligence prior to closing of the transaction, if approved by both Companies, this new debt will become the obligation of the consolidated Company after the merger.

     9. Closing of the transaction described herein shall be subject to customary closing conditions, including the following:

     a. All required regulatory approvals shall have been obtained by each Company, and shall contain only such conditions as are not burdensome to the other Company.

     b. The Agreement and merger shall have been approved by holders of not less than a sufficient percent of each Conmpany's common stock as is legally required for the consummation of the merger.

     c. All of the issued and outstanding shares of Elecath's common stock and preferred stock, as well as common stock options or warrants, shall either have been acquired by CCS or canceled.

     d. There shall be no litigation pending seeking to enjoin or question the validity of the transactions contemplated by the Agreement.

     e. There  shall  not have  occurred  any  material  adverse  change  in the
        business  operations,   financial  condition,   capital  structure,   or
        prospects of Elecath or CCS.

     f. Approval of the Board of Directors of CCS and Elecath

     10.Any public announcements of the proposed merger or any subsequent termination thereof shall be in a form which has been approved in writing by both CCS and Elecath, which in any event shall comply as to content and timing of applicable securities laws. It is understood that neither CCS or Elecath shall, within reason, prevent the other from issuing any applicable public disclosures.

     11.It is  contemplated  that a total of $10.0 million in financing on terms acceptable to both Companies is to be obtained. Completion of this transaction is contingent on the receipt of a minimum $7,000,000 in financing on terms acceptable to both Companies (a minimum of $4,000,000, if CCS's current senior lenders and debt instruments transition with the consolidated Companies). If sufficient funding is not obtained on acceptable terms to close the transaction, then the two Companies agree to split evenly the legal, investment banking and commitment fees incurred to that time.

     12.The parties hereto agree that it is their intent that they will pursue diligently the negotiation and preparation of the Agreement and the closing contemplated therein, and it is the aim of the parties that the Agreement (subject to shareholder approval) will be signed not later than November 21, 1997. If the Agreement is not signed by that date, or such other date as may be mutually acceptable to the parties, the Letter of Intent shall thereafter be of no further force and effect except for paragraphs 4 and 8 above.

Except with respect to paragraphs 4, 7, 8, and 10 this letter is not intended to be a binding contract. Acceptance of the general principles set forth in the Letter of Intent shall not constitute an agreement to consummate the transaction described herein. Such agreement will be contained only in the Agreement. Nor shall this letter constitute an agreement to enter into a definitive agreement. This letter is an expression of mutual intent to proceed with a drafting of a definitive agreement in accordance with the principles stated herein.

If the forgoing accurately reflects your understanding and present intent, please execute and return to the undersigned a copy of this letter. This letter shall not be effective unless countersigned and delivered to the undersigned on or before October 24, 1997.


                                    By: /s/ Bart C. Gutekunst
                                        Chairman of the Board


                                    By: /s/ Alan J. Rabin
                                        President and CEO


Agreed to this 24th day of October, l997

By:  /s/ Ervin Schoenblum
    Acting President and COO Elecath

                                                       Exhibit 23
                                                       ----------


                          Independent Auditors' Consent


The Board of Directors
Electro-Catheter Corporation:



We consent to incorporation by reference in the Registration Statement (No.33-56016) on Form S-8 of Electro-Catheter Corporation of our report dated November 12, 1997 relating to the balance sheets of Electro-Catheter Corporation as of August 31, 1997 and 1996, and the related statements of operations, stockholders' deficiency/equity and cash flows and related financial statement schedule for each of the years in the three-year period ended August 31, 1997, which report appears in the August 31, 1997 annual report on Form 10-K of Electro-Catheter Corporation.



                                             KPMG Peat Marwick LLP


Short Hills, New Jersey
December 15, 1997