Form 10-Q
period 1997-11-30
ELECTRO CATHETER CORP
filed 1998-01-16
CIK 32120

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q

        X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR  15(d) OF THE
   -----------
                      SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended November 30, 1997

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

     As  of  January  14,  1998,  the  number  of  shares   outstanding  of  the
Registrant's common stock was 6,383,611 shares, $.10 par value.

                          ELECTRO-CATHETER CORPORATION

                                TABLE OF CONTENTS




PART I. FINANCIAL INFORMATION
                                                                PAGE


Item 1.  Financial Statements (Unaudited):

     Condensed Comparative Balance Sheets
          November 30, 1997 and August 31, 1997                   1


     Condensed Comparative Statements of Operations -
          Three Months Ended November 30, 1997
          and November 30, 1996                                   2


     Condensed Comparative Statements of Cash Flows -
          Three Months Ended November 30, 1997 and
          November 30, 1996                                       3


     Notes to Condensed Financial Statements                      4


Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations         6 - 8


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                          8

         SIGNATURES                                               9

         INDEX TO EXHIBITS                                       10


PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements
                          ELECTRO-CATHETER CORPORATION
                      CONDENSED COMPARATIVE BALANCE SHEETS
                      November 30, 1997 and August 31, 1997
                                   (Unaudited)


                                                                             November 30                                August 31
                                                                                    1997                                     1997
                                                                                    ----                                     ----
                              ASSETS
Current assets:
    Cash and cash equivalents                                              $     15,883                                     98,127
    Accounts receivable, net                                                    973,809                                    988,859
    Inventories
       Finished goods                               412,824                                        481,660
       Work-in-process                              646,127                                        490,621
       Materials and supplies                       286,957                                        270,086
                                                   --------                                      ---------
    Total inventories                                                         1,345,908                                   1,242,367
    Prepaid expenses and
     other current assets                                                        83,370                                     168,781
                                                                            -----------                                  ----------
   Total current assets                                                       2,418,970                                   2,498,134

Property, plant and equipment, net                                              746,804                                     777,663
Other assets, net                                                                91,838                                      97,275
                                                                            -----------                                   ---------
Total assets                                                                  3,257,612                                   3,373,072
                                                                              =========                                   =========

          LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
   Current installments of subordinated
          debentures due to T Partnership                                        75,000                                           -
   Current installments of capitalized lease
          obligations                                                            55,000                                      50,734
   Accounts payable and accrued expenses                                      1,135,723                                   1,045,406
   Accrued litigation expenses                                                  443,820                                     443,820
                                                                              ---------                                     -------
Total current liabilities                                                     1,709,543                                   1,539,960

Subordinated debentures due to
          T Partnership, excluding current
          installments                                                        1,772,125                                   1,747,125
Capitalized lease obligation, excluding
          current installments                                                  203,691                                     222,277
                                                                              ---------                                   ---------
Total liabilities                                                             3,685,359                                   3,509,362
                                                                              ---------                                   ---------

Stockholders' deficiency:
   Common stock                                                                 638,361                                     638,361
   Additional paid-in capital                                                10,682,008                                  10,682,008
   Accumulated deficit                                                      (11,748,116)                                (11,456,659)
                                                                             ----------                                  ----------
   Total stockholders' deficiency                                              (427,747)                                   (136,290)
                                                                          -------------                                 ------------
   Total liabilities and stockholders'  deficiency                     $      3,257,612                                   3,373,072
                                                                              =========                                   =========

See accompanying notes to condensed financial statements.


                                                     ELECTRO-CATHETER CORPORATION
                                            CONDENSED COMPARATIVE STATEMENTS OF OPERATIONS
                                                              (Unaudited)


                                                                                         Three Months Ended
                                                                                                November 30,

                                                                                    1997                        1996
                                                                                    ----                        ----
Net revenues, including product sales,
    research and development revenues
    and license fees                                                         $ 1,335,313                   1,677,750
Cost of revenues                                                                 864,846                     814,995
                                                                               ---------                   ---------


        Gross profit                                                             470,467                     862,755

Operating expenses:
    Selling, general and administrative                                          526,050                     593,833
    Research and development                                                     163,018                     212,567
                                                                                 -------                     -------


        Operating income (loss)                                                 (218,601)                     56,355


Other expense:
        Interest expense                                                         (72,856)                    (54,700)
                                                                                 --------                    -------

        Net profit (loss)                                              $        (291,457)                      1,655
                                                                                =========                      =====


Net loss per common share                                              $           (0.05)                       0.00
                                                                                   =====                       =====

Dividends per share                                                                 None                        None

Weighted average shares outstanding                                            6,383,611                   6,373,711
                                                                               =========                   =========



See accompanying notes to condensed financial statements.





                                                     ELECTRO-CATHETER CORPORATION
                                            CONDENSED COMPARATIVE STATEMENTS OF CASH FLOWS
                                                              (Unaudited)
                                                                                                 Three Months Ended
                                                                                                     November 30,

                                                                                           1997                         1996
                                                                                           ----                         ----
Cash flows from operating activities:

    Net profit (loss)                                                              $   (291,457)                      1,655

Reconciliation of net profit (loss) to net cash (used in) provided by operating activities:

    Depreciation                                                                         32,508                      31,313
    Amortization                                                                          2,083                       2,083
    Changes in assets and liabilities:
       Decrease in accounts receivable, net                                              15,050                     105,643
       Increase in inventories                                                         (103,541)                    (82,243)
       Decrease (increase) in prepaid expenses and
          other current assets                                                           85,411                     (19,623)
       Decrease in other assets                                                           3,354                         172
       Decrease in deferred revenues                                                          -                    (144,293)
       Increase in accounts payable
          and accrued expenses                                                           90,317                     108,430
                                                                                      ---------                     -------

Net cash (used in) provided by operating
          activities                                                               $   (166,275)                      3,137
                                                                                       =========                   ========

Cash flows used in investing activities -
    Purchases of property, plant and
       equipment                                                                         (1,649)                    (40,447)
                                                                                         -------                    -------

Cash flows from financing activities:
    Proceeds from loan and warrants
       from T Partnership                                                               100,000                           -
    Repayment of debentures and capitalized
       lease obligations                                                                (14,320)                    (76,836)
                                                                                         ------                     -------

Net cash provided by (used in)
        financing activities                                                             85,680                     (76,836)
                                                                                       --------                     -------

Net decrease in cash                                                                    (82,244)                   (114,146)
Cash at beginning of period                                                              98,127                     275,283
                                                                                         ------                     -------
Cash at end of period                                                               $    15,883                     161,137
                                                                                         ======                    ========


See accompanying notes to condensed financial statements.

                                                                  3

                          ELECTRO-CATHETER CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS





Note 1  Basis of Presentation
------  ---------------------

     In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of Electro-Catheter Corporation as of November 30, 1997, the results of operations for the three months ended November 30, 1997 and November 30, 1996 and statements of cash flows for the three months ended November 30, 1997 and November 30, 1996, but are not necessarily indicative of the results to be expected for the full year.

     The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K. Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997.

Note 2   Subordinated Debentures
------   -----------------------

     In September 1997 and again in December 1997, the Company borrowed additional amounts from the T Partnership, in each case in the amount of $100,000, under substantially the same terms and conditions as its previous borrowings, without issuing any additional warrants. Under the current arrangement, the Company is obligated to comply with a financial covenant to be tested on a monthly basis. Non-compliance by the Company with such covenant would allow the T Partnership to declare an event of default and accelerate repayment of indebtedness. The Company is currently in compliance with the covenant. The total indebtedness due to the T Partnership at November 30, 1997 was $1,847,125.

Note 3   Commitments and Contingencies
------   -----------------------------

FDA Warning Letter
------------------

     The products developed and manufactured by the Company come under the jurisdiction of the Food and Drug Administration ("FDA") of the United States Department of Health and Human Services. Since the devices manufactured by the Company are intended for "human use", as defined by the FDA, the Company and said devices are subject to FDA regulations, which, among other things, allow for the conduct of routine detailed inspections of device manufacturing establishments and confirmation of adherence to "current good manufacturing practices" ("cGMP") in the manufacture of medical devices.

     In February 1997, the FDA conducted an inspection and audit of Electro-Catheter Corporation. At the conclusion of the audit, the FDA issued a number of observations regarding violations of cGMP. On March 11, the FDA issued a Warning Letter to the Company requesting that prompt action be taken to correct these violations.

     In response to the  observations  and the Warning Letter,  Electro-Catheter
Corporation provided the FDA with a plan and timetable for instituting corrective actions. The Company has been working diligently in its efforts to correct these violations. A subsequent FDA inspection in September indicated that while substantial progress had been made towards correcting the violations, not all corrective actions have been completed. The FDA has issued a report noting that no additional violations of cGMP were discovered and listing those previous violations in the process of being corrected. At this time, the Company is unable to precisely determine the short-term economic impact which will result from instituting the corrective actions.

Litigation
----------

     In September 1997, a jury in Middlesex County of the Superior Court of New Jersey found the Company liable for age discrimination when it terminated an employee in April 1994. The jury awarded the terminated employee $283,000. In addition to the $283,000, the court awarded the plaintiff attorney's fees and expenses and prejudgment interest in the combined amount of approximately $47,990. The Company also incurred legal costs from September 1996 in the amount of approximately $115,665. The Company is planning on taking an appeal, but all related costs already incurred and awarded were recorded in the financial statements for the year ended August 31, 1997.

Merger
------

     On October 23, 1997, the Company entered into a letter of intent with Cardiac Control Systems, Inc., ("CCS") a Delaware corporation located in Palm Coast, Florida, to effect a merger of the two companies targeted toward the development and marketing of advanced specialty electrophysiology products. Currently, the structure of the transaction contemplates the merger of a newly-created, wholly-owned subsidiary of CCS into and with the Company as a result of which the Company shall become a wholly-owned subsidiary of CCS. The transaction further contemplates an exchange of common stock of the two companies, with two shares of CCS common stock, $.10 par value per share, to be exchanged for every three shares of the Company's common stock, $.10 par value per share. Upon closing of the transaction, $1 million of the Company's senior debt is intended to be converted into convertible preferred stock.

     Consummation of the merger is subject, among other things, to: (i) raising sufficient capital to support the product development efforts of both companies;
(ii) the execution of a definitive agreement reflecting the intentions of the parties; (iii) the approval of the transaction by the Board of Directors of each company; (iv) the approval of the transaction by the shareholders of Electro-Catheter Corporation; and (v) the receipt of all required regulatory approvals by the two companies.

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

Note 3   Reclassifications
------   -----------------

     Certain reclassifications have been made to conform to the fiscal year 1997 presentation.

Note 4   Earnings Per Share
------   ------------------

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 "Earnings Per Share" (SFAS 128). SFAS 128 supersedes Accounting Principles Board Opinion No. 15, Earnings Per Share and specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock. SFAS 128 is effective for financial statements relating to both interim and annual periods ending after December 15, 1997. As the Company's stock options are antidilutive, assuming the treasury stock method, the calculation presented is the "basic" calculation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS
     -------------------------

Results of Operations
---------------------

     On October 23, 1997, the Company entered into a letter of intent with Cardiac Control Systems, Inc., ("CCS") a Delaware corporation located in Palm Coast, Florida, to effect a merger of the two companies targeted toward the development and marketing of advanced specialty electrophysiology products. Currently, the structure of the transaction contemplates the merger of a newly-created, wholly-owned subsidiary of CCS into and with the Company as a result of which the Company shall become a wholly-owned subsidiary of CCS. The transaction further contemplates an exchange of common stock of the two companies, with two shares of CCS common stock, $.10 par value per share, to be exchanged for every three shares of the Company's common stock, $.10 par value per share. Upon closing of the transaction, $1 million of the Company's senior debt is intended to be converted into convertible preferred stock.

     Consummation of the merger is subject, among other things, to: (i) raising sufficient capital to support the product development efforts of both companies;
(ii) the execution of a definitive agreement reflecting the intentions of the parties; (iii) the approval of the transaction by the Board of Directors of each company; (iv) the approval of the transaction by the shareholders of Electro-Catheter Corporation; and (v) the receipt of all required regulatory approvals by the two companies.

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

     Net revenues declined $342,437 (20.4%) for the three months ended November 30, 1997 as compared to the three months ended November 30, 1996. Product revenues declined $232,040 (15.9%) and contract research and development revenues declined $144,293 (100.0%) for the three months ended November 30, 1997 as compared to the same period last year. This decline was partially offset by an increase in sales to an original equipment manufacturing ("OEM") customer ($12,042) and revenues from licensing certain of the Company's technology to a third party ($21,854).

     Direct domestic sales decreased $147,270 (14.5%) for the three months ended November 30, 1997 as compared to the same three months of the prior year. This decrease is attributed to the Company not having an approved electrophysiology ablation catheter, lack of new products (as the Company has focused its engineering efforts on contract research and development and OEM business), a continued decline in demand for the Company's older products in pacing and monitoring, backorders, as well as the impact of not replacing sales representatives who have left the Company. International revenues decreased $84,770 (19.1%) for the first three months of fiscal year 1998 as compared to the first three months of fiscal year 1997. The decline in international revenues is attributed to the lack of new products (as the Company has focused its engineering efforts on the contract research and development and OEM business), lower demand for the Company's electrophysiology products, product redesign problems, pricing pressure due to competition and backorders.

     Gross profit dollars decreased $392,288 (45.5%) for the three months ended November 30, 1997 as compared to the three months ended November 30, 1996. This decrease is primarily attributed to decreased production levels related to the lower sales volume. The gross profit percentage for the three months ended November 30, 1997 was 35.2% as compared to 51.4% for the three months ended November 30, 1996. The lower volume continues to adversely impact gross profit.

     Selling, general and administrative expenses decreased $67,783 (11.4%) for the three months of the current year as compared to the same period in the prior year. This decrease primarily reflects lower domestic and international selling expenses, substantially attributable to the loss of field sales personnel that have not yet been replaced, and to cutbacks in international sales and marketing activities. This decrease was partially offset by increased expenses associated with efforts toward the merger with Cardiac Control Systems, Inc.

     Research and development expenses decreased $49,549 (23.3%) for the three months ended November 30, 1997 as compared to the same three month period in the prior year. The decrease is primarily the result of decreased engineering efforts and lower material, supply, consulting and recruiting expenses. In the prior fiscal year, costs associated with contract research and development activities were charged to cost of revenues.

     Interest expense increased as a result of the increased borrowings from the T Partnership as well as interest paid on capitalized lease obligations.

     The net loss for the three months ended November 30, 1997 was $291,457 or $0.05 per share as compared to a net profit of $1,655 or $0.00 per share for the three months ended November 30, 1996.

Liquidity and Capital Resources
-------------------------------

     At November 30, 1997, working capital decreased $248,747 to $709,427 from August 31, 1997. The current ratio was at 1.4 to 1 at November 30, 1997 as compared to 1.6 to 1 at August 31, 1997. Net cash used in operating activities was $166,275 for the three months ended November 30, 1997 as compared to $3,137 net cash provided by operating activities for the three months ended November 30, 1996. This increase in cash required for operations is a result of the increase in the Company's losses and a higher inventory level offset partially by an increase in accounts payable and accrued expenses and a decline in other assets. The Company has been able to satisfy its obligations with borrowings from the T Partnership, cash on hand and extending its accounts payable.

     In September 1997, a jury in Middlesex County of the Superior Court of New Jersey found the Company liable for age discrimination when it terminated an employee in April 1994. The jury awarded the employee $283,000. In addition, to the $283,000, the court awarded the plaintiff attorney's fees and expenses and prejudgment interest in the combined amount of approximately $47,990. The Company is planning on taking an appeal and determining the costs attendant thereto, but all related costs already incurred and awarded were recorded in the financial statements for the year ended August 31, 1997.

     The Company's ability to continue with its plans is contingent upon its ability to either obtain sufficient cash flow from operations, obtain additional financing, or consummate a combination with another company. The Company has had difficulty in paying its obligations and, as a result, has delayed payments to some vendors. The Company continues to evaluate its plans to obtain funds. The contemplated merger is contingent upon the Company and CCS raising sufficient capital to support each Company's product development efforts. Management believes that this merger can offer benefits to both companies by taking advantage of economies of scale and elimination of redundant efforts. However, there can be no assurance that the merger will be consummated or that the Company will be able to generate the funding required.

     Inflation did not have a material impact on the results of the Company's operations for the three months ended November 30, 1997.

Part II. Other Information
--------------------------

Item 6.  Exhibits and Reports on Form 8-K

               (a) The exhibits filed or incorporated by reference as part of this Quarterly Report on Form 10-Q are listed in the attached Index to Exhibits.

               (b) The Company filed a Current Report on Form 8-K dated October 7, 1997, which reported under "Item 5. Other Events" a verdict in certain litigation in which the Company had been involved. Also, the Company filed a
                         Current Report on Form 8-K dated November 7, 1997, which reported under "Item 5. Other Events" the execution of a letter of intent with Cardiac Control Systems, Inc. contemplating the merger of the two companies.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  ELECTRO-CATHETER CORPORATION

                                                   /s/Ervin Schoenblum
Date  January 15, 1998                             Ervin Schoenblum
----  ----------------                             ----------------
                                                   Acting President and
                                                   Chief Operating Officer

                                                   /s/Joseph P. Macaluso
Date  January 15, 1998                             Joseph P. Macaluso
----  ----------------                             ------------------
                                                   Chief Financial Officer

                                INDEX TO EXHIBITS


27     -   Financial   data   schedule which is submitted electronically to the
           Securities and Exchange Commission for information only and is not filed.