Form 10-Q
period 1998-02-28
ELECTRO CATHETER CORP
filed 1998-04-14
CIK 32120

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q

        X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR  15(d) OF THE
   -----------
                      SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended February 28, 1998

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

    As of April 6, 1998, the number of shares outstanding of the Registrant's common stock was 6,390,389 shares, $.10 par value.

                          ELECTRO-CATHETER CORPORATION

                               TABLE OF CONTENTS



PART I. FINANCIAL INFORMATION
                                                                     PAGE
Item 1.  Financial Statements (Unaudited):


         Condensed Comparative Balance Sheets
              February 28, 1998 and August 31, 1997                    1


         Condensed Comparative Statements of Operations -
              Three and Six Months Ended February 28, 1998
              and February 28, 1997                                    2


         Condensed Comparative Statements of Cash Flows -
              Six Months Ended February 28, 1998 and
              February 28, 1997                                        3

         Notes to Condensed Financial Statements                     4 - 6


Item 2. Management's Discussion and Analysis of  Results of Operations
              and Financial Condition                                7 - 9

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                                              9

Item 6. Exhibits and Reports on Form 8-K                              10

Signatures                                                            10

Index to Exhibits                                                     11


PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements
                                                    ELECTRO-CATHETER CORPORATION
                                                CONDENSED COMPARATIVE BALANCE SHEETS
                                                             (Unaudited)


                                                                    February 28,                                         August 31,
                                                                          1998                                               1997
          ASSETS
Current assets:
    Cash and cash equivalents                                      $          -                                     $     98,127
    Accounts receivable, net                                            854,902                                          988,859
    Inventories
       Finished goods                               329,770                                     481,660
       Work-in-process                              845,105                                     490,621
       Materials and supplies                       282,536                                     270,086
                                                    --------                                    ---------
    Total inventories                                                 1,457,411                                        1,242,367
    Prepaid expenses and
     other current assets                                                60,196                                          168,781
                                                                     -----------                                      ----------
Total current assets                                                  2,372,509                                        2,498,134

Property, plant and equipment, net                                      715,251                                          777,663
Other assets, net                                                        93,836                                           97,275
                                                                     -----------                                       ---------
Total assets                                                          3,181,596                                        3,373,072
                                                                      =========                                        =========

          LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
   Current installments of subordinated
     debentures due to T Partnership                                    150,000                                                -
   Current installments of capitalized lease
     obligations                                                         63,672                                           50,734
   Accounts payable and accrued expenses                              1,207,390                                        1,045,406
   Accrued litigation expenses                                          389,354                                          443,820
                                                                      ---------                                          -------
Total current liabilities                                             1,810,416                                        1,539,960

Subordinated debentures due to
   T Partnership, excluding current installments                      1,897,125                                        1,747,125
Capitalized lease obligation, excluding
   current installments                                                 236,603                                          222,277
                                                                      ---------                                        ---------
Total liabilities                                                     3,944,144                                        3,509,362
                                                                      ---------                                        ---------

Stockholders' deficiency:
   Common stock                                                         639,039                                          638,361
   Additional paid-in capital                                        10,683,491                                       10,682,008
   Accumulated deficit                                              (12,085,078)                                     (11,456,659)
                                                                     ----------                                       ----------
   Total stockholders' deficiency                                      (762,548)                                        (136,290)
                                                                   -------------                                        --------
   Total liabilities and stockholders'  deficiency                $   3,181,596                                     $  3,373,072
                                                                      =========                                        =========

See accompanying notes to condensed financial statements.





                                                    ELECTRO-CATHETER CORPORATION
                                           CONDENSED COMPARATIVE STATEMENTS OF OPERATIONS
                                                             (Unaudited)


                                              Three Months Ended                          Six Months Ended
                                     February 28,            February 28,         February 28,           February 28,
                                            1998                    1997                 1998                   1997
                                   -------------         ---------------         -------------       ---------------

Net revenues                         $ 1,314,696            $ 1,741,555           $ 2,650,009            $ 3,419,305
Cost of goods sold                       852,213                961,136             1,717,059              1,776,131
                                      ----------                -------             ---------              ---------

   Gross profit                          462,483                780,419               932,950              1,643,174

Operating expenses:
 Selling, general and administrative     590,417                604,982             1,116,467              1,198,815
 Research and development                134,472                235,214               297,490                447,781
                                         -------                -------               -------                -------
Operating loss                          (262,406)               (59,777)             (481,007)                (3,422)

Other expenses:
 Interest expense                        (74,556)               (60,789)             (147,412)              (115,489)
                                          ------               --------             ---------              ---------

       Net loss                      $  (336,962)            $ (120,566)           $ (628,419)          $   (118,911)
                                        ========               ========              ========               ========


Basic and diluted
     net loss per share                  $(0.05)               $ (0.02)              $ (0.10)               $ (0.02)
                                         ======               ========              ========                =======

Dividends per share                        None                   None                  None                  None

Weighted average shares outstanding    6,387,000              6,378,661             6,385,548           6,377,247

See accompanying notes to condensed financial statements.


                                                    ELECTRO-CATHETER CORPORATION
                                           CONDENSED COMPARATIVE STATEMENTS OF CASH FLOWS
                                                             (Unaudited)

                                                                                         Six Months Ended
                                                                            February 28,                February 28,
                                                                                   1998                       1997
                                                                                   ----                       ----
Cash flows from operating activities:

    Net loss                                                                $ (628,419)               $   (118,911)

Reconciliation of net loss to net cash used in operating activities:

       Depreciation                                                             64,497                      70,026
       Amortization                                                              4,167                       4,167

       Changes in assets and liabilities:
             Decrease in accounts receivable, net                              133,957                      92,834
             (Increase) decrease in inventories                               (215,044)                    188,487
             Decrease (increase) in prepaid expenses and
                other current assets                                           108,585                    (205,385)
             (Increase) decrease in other assets                                  (728)                     10,107
             Decrease in deferred revenues                                           -                    (144,293)
             Increase (decrease) in accounts
                payable and accrued expenses                                   156,668                      93,387
                                                                               -------                      ------

Net cash used in operating activities                                       $ (376,317)                     (9,581)
                                                                               -------                     -------

Cash flows from investing activities:
    Cash purchases of property, plant and
       equipment                                                                (2,085)                    (59,824)
                                                                                ------                     -------

Cash flows from financing activities:
    Stock purchase plan                                                          2,161                       3,682
    Proceeds from loan from T Partnership                                      300,000                           -
    Reductions of debt and capitalized lease
       obligations                                                             (21,886)                   (110,777)
                                                                               -------                    --------

Net cash provided (used in) by financing activities                            280,275                    (107,095)
                                                                               -------                    --------

Net decrease in cash                                                           (98,127)                   (176,500)
Cash at beginning of period                                                     98,127                     275,283
                                                                                ------                     -------
Cash at end of period                                                       $      -0-               $      98,783
                                                                             =========                      ======

Interest paid                                                                $ 144,413               $     112,321
Property, plant and equipment acquired under
    capitalized lease obligations                                            $  49,150               $     196,125
See accompanying notes to condensed financial statements.

                                                                  3

                          ELECTRO-CATHETER CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS





Note 1  Basis of Presentation
------  ---------------------


     In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of Electro-Catheter Corporation as of February 28, 1998, the results of operations for the three and six months ended February 28, 1998 and February 28, 1997 and statements of cash flows for the six months ended February 28, 1998 and February 28, 1997, but are not necessarily indicative of the results to be expected for the full year.

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

Note 2   Subordinated Debentures
------   -----------------------

     In September 1997, in December 1997, and in January 1998, the Company borrowed additional amounts from the T Partnership, in each case in the amount of $100,000, under substantially the same terms and conditions as its previous borrowings, without issuing any additional warrants. Under the current arrangement, the Company is obligated to comply with a financial covenant to be tested on a monthly basis. Non-compliance by the Company with such covenant would allow the T Partnership to declare an event of default and accelerate repayment of indebtedness. The Company is currently in compliance with the covenant. The total indebtedness due to the T Partnership at February 28, 1998 was $2,047,125.

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

     In February 1997, the FDA conducted an inspection and audit of Electro-Catheter Corporation. At the conclusion of the audit, the FDA issued a number of observations regarding violations of cGMP. On March 11, 1997 the FDA issued a Warning Letter to the Company requesting that prompt action be taken to correct these violations.

     In response to the  observations  and the Warning Letter,  Electro-Catheter
Corporation provided the FDA with a plan and timetable for instituting corrective actions. The Company continues to work diligently to correct these violations. A subsequent FDA inspection in September indicated that while substantial progress had been made towards correcting the violations, not all corrective actions had been completed. The FDA then issued a report noting that no additional violations of cGMP were discovered and listing those previous violations in the process of being corrected. At this time, the Company is unable to precisely determine the short-term economic impact of its continuing corrective actions.

Litigation
----------

     In September 1997, a Superior Court jury in Middlesex County found the Company liable for age discrimination in connection with its termination of an employee in April 1994. The jury awarded the terminated employee $283,000 plus attorney's fees and expenses and prejudgment interest in the combined amount of approximately $47,990. The Company also incurred legal costs from September 1996 through September 1997 in the amount of approximately $115,665. All of the aforementioned costs were recorded in the financial statements for the year ended August 31, 1997.

     Pending the Company's appeal, the plaintiff, in an effort to execute upon the judgment rendered in his favor, levied the Company's bank accounts, thereby freezing the available funds. Notwithstanding management's belief that the Company had arguments supporting its appeal, management weighed the considerable cash requirements of an appeal bond, the costs of continued efforts relative to the appeal, and the need to vacate the levies to satisfy the Company's immediate cash requirements against the likelihood of prevailing on its appeal and the terms of a possible settlement, and on April 8, 1998, the Company entered into a Settlement Agreement with the plaintiff. Under the key term of the Settlement Agreement, the matter is deemed settled for the sum of $305,000 payable by a lump sum payment of $65,000 within five business days of the date of the Settlement Agreement with the balance, bearing interest at the rate of 6% per annum, payable in monthly installments of $10,000, plus interest, commencing July 1, 1998. A default in any monthly payment which remains unpaid for a period of ten days allows the plaintiff to declare a default and accelerate the payment of the entire outstanding balance with interest.

Merger
------

     On October 23, 1997, the Company entered into a letter of intent with Cardiac Control Systems, Inc., ("CCS") a Delaware corporation located in Palm Coast, Florida, to effect a merger of the two companies targeted toward the development and marketing of advanced specialty electrophysiology products. Currently, the structure of the transaction contemplates the merger of a newly-created, wholly-owned subsidiary of CCS into and with the Company as a result of which the Company shall become a wholly-owned subsidiary of CCS. The transaction further contemplates an exchange of common stock of the two companies, with two shares of CCS common stock, $.10 par value per share, to be exchanged for every three shares of the Company's common stock, $.10 par value per share. This exchange ratio is currently being reassessed. Upon closing of the transaction, $1 million of the Company's senior debt is intended to be converted into convertible preferred stock.

     Consummation of the merger is subject, among other things, to: (i) raising sufficient capital to support the product development efforts of both companies;
(ii) declaration of the effectiveness of the registration statement filed with the Securities and Exchange Commission in connection with the merger; (iii) the approval of the transaction by the shareholders of Electro-Catheter Corporation;
(iv) the receipt of all required regulatory approvals by the two companies.

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

     During the past few months, the Company has also had discussions regarding acquisition by another firm based outside the United States. The Company's Board of Directors recently terminated these discussions, believing that the terms proposed were not in the best interest of the shareholders.

Note 4   Reclassifications
------   -----------------

     Certain reclassifications have been made to conform to the fiscal year 1998 presentation.

Note 5   Earnings Per Share
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

     Basic loss per share is based on net loss for the relevant period, divided by the weighted average number of common shares outstanding during the period. Diluted loss per share is based on net loss for the relevant period, divided by the weighted average number of common shares outstanding during the period. Common share equivalents, such as outstanding stock options, are not included in the calculation since the effect would be antidilutive.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
-----------------------------------------------------------------
FINANCIAL CONDITION
-------------------


Results of Operations
---------------------

     On October 23, 1997, the Company entered into a letter of intent with Cardiac Control Systems, Inc., ("CCS") a Delaware corporation located in Palm Coast, Florida, to effect a merger of the two companies targeted toward the development and marketing of advanced specialty electrophysiology products. Currently, the structure of the transaction contemplates the merger of a newly-created, wholly-owned subsidiary of CCS into and with the Company as a result of which the Company shall become a wholly-owned subsidiary of CCS. The transaction further contemplates an exchange of common stock of the two companies, with two shares of CCS common stock, $.10 par value per share, to be exchanged for every three shares of the Company's common stock, $.10 par value per share. This exchange ratio is currently being reassessed. Upon closing of the transaction, $1 million of the Company's senior debt is intended to be converted into convertible preferred stock.

     Consummation of the merger is subject, among other things, to: (i) raising sufficient capital to support the product development efforts of both companies;
(ii) declaration of the effectiveness of the registration statement filed with the Securities and Exchange Commission in connection with the merger; (iii) the approval of the transaction by the shareholders of Electro-Catheter Corporation;
(iv) the receipt of all required regulatory approvals by the two companies.

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

     During the past few months, the Company has also had discussions regarding acquisition by another firm based outside the United States. The Company's Board of Directors recently terminated these discussions, believing that the terms proposed were not in the best interest of the shareholders.

     Net revenues declined $426,859 (24.5%) and $769,296 (22.5%), respectively, for the three and six months ended February 28, 1998 as compared to the same three and six months ended February 28, 1997. Product sales declined $270,408 (18.0%) and $502,448 (17.0%), respectively, for the three and six months ended February 28, 1998. Contract research and development revenues declined $159,471 (100%) and $303,764 (100%), respectively, for the three and six months ended February 28, 1998. Licensing fees declined $67,665 (100%) and $45,811 (46.0%), respectively, for the three and six months ended February 28, 1998. These decreases were partially offset by an increase in sales to an original equipment manufacturing ("OEM") customer in the amounts of $70,685 (440.3%) and $82,727 (149.9%), respectively, for the three and six months ended February 28, 1998.

     Domestic   sales   decreased   $132,398   (12.8%)  and  $279,668   (13.6%),
respectively, for the three and six months ended February 28, 1998 as compared to the same periods in the prior fiscal year. This decrease is attributed to the Company not having an approved electrophysiology ablation catheter, lack of new products, a continued decline in demand for the Company's older products in pacing and monitoring, backorders, as well as the impact of not replacing sales representatives who have left the Company. International sales decreased $138,010 (29.6%) and $222,780 (24.5%), respectively, for the three and six months ended February 28, 1998 as compared to the same periods last year. The decline in international revenues is attributed to the lack of new products, lower demand for the Company's electrophysiology products, product redesign problems, pricing pressure due to competition and backorders.

     Gross profit  dollars  decreased  $317,936  (40.7%) and  $710,224  (43.2%), respectively, for the three and six months ended February 28, 1998 as compared to the three and six months ended February 28, 1997. This decrease is primarily attributed to lower volume in addition to write-off of certain inventories which were scrapped for sterilization samples, evaluation and testing failures and increased costs associated with regulatory compliance.

     Selling, general and administrative expenses decreased $14,565 (2.4%) and $82,348 (6.9%), respectively, for the three and six month periods ended February 28, 1998 as compared to the same periods last year. These decreases primarily reflect lower domestic and international selling expenses, substantially attributable to the loss of sales personnel that have not been replaced, and to cutbacks in international sales and marketing activities. This decrease was partially offset by expenses associated with the contemplated merger with Cardiac Control Systems, Inc.

     Research and development expenses decreased $100,742 (42.8%) and $150,291 (33.6%), respectively, for the three and six months ended February 28, 1998 as compared to the same periods last year. This decrease reflects the cutback in engineering activities. In the prior fiscal year, costs associated with contract research and development activities were charged to cost of revenues. There were no contract research and development activities during the six month period ended February 28, 1998.

     Interest expense increased as a result of increased borrowings from the T Parnership as well as interest paid on capitalized lease obligations.

     By June 14, 1998, the Company is required to have the CE mark on its products to continue to ship into the member nations in the European Economic Community. The CE mark is a certification designation issued by the International Organization for Standardization (ISO). Sales to these countries were approximately 17% of total revenues for the six months ended February 28, 1998. Inventories of products without the CE mark within the European Economic Community as of June 14, 1998, can continue to be sold for several years. The Company currently does not have the CE mark on any of its products. The Company continues to explore measures available to it in order to be able to continue selling its key products in these countries. However, there can be no assurance that the Company will succeed in doing so without a lapse in sales of some or all of its products.

Liquidity and Capital Resources
-------------------------------

     At February 28, 1998, working capital decreased $396,081 to $562,093 from August 31, 1997. The current ratio was at 1.3 to 1 at February 28, 1998 as compared to 1.6 to 1 at August 31, 1997. Net cash used in operating activities was $376,317 for the six months ended February 28, 1998 as compared to $9,581 for the six months ended February 28, 1997. This increase in cash required for operations is a result of the increase in the Company's losses and a higher inventory level offset partially by an increase in accounts payable and accrued expenses and a decline in accounts receivable and other current assets. The Company has been able to satisfy its obligations with borrowings from the T Partnership, cash on hand and extending its accounts payable.

     In September 1997, a Superior Court jury in Middlesex County found the Company liable for age discrimination in connection with its termination of an employee in April 1994. The jury awarded the terminated employee $283,000 plus attorney's fees and expenses and prejudgment interest in the combined amount of approximately $47,990. The Company also incurred legal costs from September 1996 through September 1997 in the amount of approximately $115,665. All of the aforementioned costs were recorded in the financial statements for the year ended August 31, 1997.

     Pending the Company's appeal, the plaintiff, in an effort to execute upon the judgment rendered in his favor, levied on the Company's bank accounts, thereby freezing the funds. Notwithstanding management's belief that the Company had arguments supporting its appeal, management weighed the considerable cash requirements of an appeal bond, the costs of continued efforts relative to the appeal, and the need to vacate the levies to satisfy the Company's immediate cash requirements against the likelihood of prevailing on its appeal and the terms of a possible settlement, and on April 8, 1998, the Company entered into a Settlement Agreement with the plaintiff. Under the key term of the Settlement Agreement, the matter is deemed settled for the sum of $305,000 payable by a lump sum payment of $65,000 within five business days of the date of the Settlement Agreement with the balance, bearing interest at the rate of 6% per annum, payable in monthly installments of $10,000, plus interest, commencing July 1, 1998. A default in any monthly payment which remains unpaid for a period of ten days allows the plaintiff to declare a default and accelerate the payment of the entire outstanding balance with interest.

     The Company's ability to continue with its plans is contingent upon its ability to either obtain sufficient cash flow from operations, obtain additional financing, or consummate a combination with another company. The Company has had difficulty in paying its obligations and, as a result, has delayed payments to some vendors. The Company continues to evaluate its plans to obtain funds. Consummation of the merger is subject, among other things, to: (i) raising sufficient capital to support the product development efforts of both companies;
(ii) declaration of the effectiveness of the registration statement filed with the Securities and Exchange Commission in connection with the merger; (iii) the approval of the transaction by the shareholders of Electro-Catheter Corporation;
(iv) the receipt of all required regulatory approvals by the two companies.

     Management believes that this merger can offer benefits to both companies by taking advantage of economies of scale and elimination of redundant efforts. However, there can be no assurance that the merger will be consummated or that the Company will be able to generate the funding required.

     Inflation did not have a material impact on the results of the Company's operations for the six months ended February 28, 1998.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
-------  -----------------

     In September 1997, a Superior Court jury in Middlesex County found the Company liable for age discrimination in connection with its termination of an employee in April 1994. The jury awarded the terminated employee $283,000 plus attorney's fees and expenses and prejudgment interest in the combined amount of approximately $47,990. The Company also incurred legal costs from September 1996 through September 1997 in the amount of approximately $115,665. All of the aforementioned costs were recorded in the financial statements for the year ended August 31, 1997.

     Pending the Company's appeal, the plaintiff, in an effort to execute upon the judgment rendered in his favor, levied on the Company's bank accounts, thereby freezing the funds. Notwithstanding management's belief that the Company had arguments supporting its appeal, management weighed the considerable cash requirements of an appeal bond, the costs of continued efforts relative to the appeal, and the need to vacate the levies to satisfy the Company's immediate cash requirements against the likelihood of prevailing on its appeal and the terms of a possible settlement, and on April 8, 1998, the Company entered into a Settlement Agreement with the plaintiff. Under the key term of the Settlement Agreement, the matter is deemed settled for the sum of $305,000 payable by a lump sum payment of $65,000 within five business days of the date of the Settlement Agreement with the balance, bearing interest at the rate of 6% per annum, payable in monthly installments of $10,000, plus interest, commencing July 1, 1998. A default in any monthly payment which remains unpaid for a period of ten days allows the plaintiff to declare a default and accelerate the payment of the entire outstanding balance with interest.

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

             (a) The exhibits filed or incorporated by reference as part of this Quarterly Report on Form 10-Q are listed in the attached Index to Exhibits.

             (b) The Company filed a Current Report on Form 8-K dated January 20, 1998, which reported under "Item 5. Other Events" that the Company had entered into a definitive merger agreement with Cardiac Control Systems, Inc.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ELECTRO-CATHETER CORPORATION


                                   /s/Ervin Schoenblum
Date   April 14, 1998              Ervin Schoenblum
                                   ----------------
                                   Acting President & Chief Operating Officer


                                   /s/Joseph P. Macaluso
Date  April 14, 1998               Joseph P. Macaluso
                                   ------------------
                                   Chief Financial Officer

                                INDEX TO EXHIBITS


27  -       Financial  data  schedule which is submitted  electronically  to the
            Securities and Exchange Commission for information only and is not filed.