Form 10-Q
period 1998-05-31
ELECTRO CATHETER CORP
filed 1998-07-15
CIK 32120

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q

        X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR  15(d) OF THE
   -----------
                      SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended May 31, 1998

                                       OR

                      TRANSITION REPORT PURSUANT TO SECTION 13 OR
                      15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from _______ to ______

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

     As of July 6, 1998, the number of shares outstanding of the Registrant's common stock was 6,390,389 shares, $.10 par value

                          ELECTRO-CATHETER CORPORATION




                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                      PAGE


Item 1.         Financial Statements (Unaudited):


          Condensed Comparative Balance Sheets
           May 31, 1998 and August 31, 1997                          1

          Condensed Comparative Statements of Operations -
           Three and Nine Months Ended May 31, 1998
            and May 31, 1997                                         2

          Condensed Comparative Statements of Cash Flows -
           Nine Months Ended May 31, 1998 and
            May 31, 1997                                             3

          Notes to Condensed Financial Statements                  4 - 7


Item 2.   Management's Discussion and Analysis of  Financial
           Condition and Results of Operations                     8 - 12

PART II. OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K                     13

SIGNATURES                                                           13

INDEX TO EXHIBITS                                                    14

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements

                                                        ELECTRO-CATHETER CORPORATION
                                                    CONDENSED COMPARATIVE BALANCE SHEETS
                                                                (Unaudited)


                                                                      May 31,                            August 31,
                                                                         1998                                  1997
                  ASSETS
Current assets:
  Cash and cash equivalents                                       $         -                          $     98,127
  Accounts receivable, net                                            759,133                               988,859
  Inventories
    Finished goods                                  447,388                              481,660
    Work-in-process                                 575,201                              490,621
    Materials and supplies                          310,497                              270,086
                                                    -------                            ---------

   Total inventories                                                1,333,086                             1,242,367
     Prepaid expenses and
         other current assets                                          64,885                               168,781
                                                                   ----------                            ----------
   Total current assets                                             2,157,104                             2,498,134

Property, plant and equipment, net                                    684,002                               777,663
Other assets, net                                                     276,238                                97,275
                                                                      -------                             ---------
Total assets                                                        3,117,344                             3,373,072
                                                                    =========                             =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current installments of subordinated
          debentures due to T Partnership                             225,000                                     -
   Current installments of capitalized
          lease obligations                                            65,629                                50,734
   Accounts payable and accrued expenses                            1,382,143                             1,045,406
   Accrued litigation expenses                                        288,400                               443,820
                                                                      -------                               -------
Total current liabilities                                           1,961,172                             1,539,960

Subordinated debentures due to T Partnership,
   excluding current installments                                   1,922,125                             1,747,125
Capitalized lease obligation, excluding
   current installments                                               219,285                               222,277
                                                                      -------                             ---------
Total liabilities                                                   4,102,582                             3,509,362
                                                                    ---------                             ---------

Stockholders' deficiency:
   Common stock                                                       639,039                               638,361
   Additional paid-in capital                                      10,683,491                            10,682,008
   Accumulated deficit                                            (12,307,768)                          (11,456,659)
                                                                  -----------                            ----------
   Total stockholders' deficiency                                (    985,238)                             (136,290)
                                                                -------------                             ---------
   Total liabilities and stockholders' deficiency              $    3,117,344                         $   3,373,072
                                                                    =========                             =========

See accompanying notes to condensed financial statements.




                                                    ELECTRO-CATHETER CORPORATION
                                           CONDENSED COMPARATIVE STATEMENTS OF OPERATIONS
                                                             (Unaudited)

                                                    Three Months Ended                              Nine Months Ended
                                                          May 31,                                        May 31,

                                             1998                        1997                1998                   1997
                                             ----                        ----                ----                   ----

Net revenues                           $  1,502,537              $    1,718,954        $  4,152,546        $    5,138,259

Cost of goods sold                        1,119,482                   1,082,277           2,836,541             2,858,408
                                          ---------                   ---------           ---------             ---------


           Gross  profit                    383,055                     636,677           1,316,005             2,279,851

Operating expenses:
    Selling, general and administrative     409,404                     561,074           1,525,871             1,759,889
    Research and development                118,734                     225,198             416,224               672,979
                                            -------                     -------             -------               -------

Operating loss                             (145,083)                   (149,595)           (626,090)             (153,017)

Other income (expense):
        Interest expense                    (77,607)                    (70,073)           (225,019)             (185,562)
                                             ------                     -------            --------              --------

        Net loss                        $  (222,690)             $     (219,668)       $   (851,109)       $     (338,579)
                                           ========                   =========            ========              ========

Basic and diluted loss per share            $ (0.03)                     $(0.03)            $ (0.13)              $ (0.05)
                                              =====                        ====               =====                  ====

Dividends per share                            None                        None               None                   None

Weighted average shares outstanding       6,390,389                    6,383,611          6,387,000             6,378,661
    See accompanying notes to condensed financial statements.




                                                      ELECTRO-CATHETER CORPORATION
                                             CONDENSED COMPARATIVE STATEMENTS OF CASH FLOWS
                                                               (Unaudited)
                                                                                                Nine Months Ended
                                                                                                    May 31,
                                                                                           1998                        1997
                                                                                           ----                        ----
Increase (decrease) in cash:
Cash flows from operating activities:
    Net loss                                                                          $   (851,109)             $    (338,579)
    Adjustments:
       Depreciation                                                                         95,746                    107,658
       Amortization of deferred charges                                                      6,250                      6,250
    Changes in assets and liabilities:
       Decrease (increase) in accounts receivable, net                                     229,726                   (131,067)
       (Increase) decrease in inventories                                                  (90,719)                   393,392
       Decrease (increase) in prepaid expenses and
           other current assets                                                            103,896                   (174,642)
       (Increase) decrease in other assets                                                (185,213)                    14,105
       Decrease in deferred revenues                                                             -                   (144,293)
       Increase in accounts payable and accrued expenses                                   230,467                    163,563
                                                                                           -------                    -------

    Net cash used in operating activities                                                 (460,956)                  (103,613)
                                                                                           -------                    -------

Cash flows from investing activities:
    Cash purchases of property, plant and equipment                                         (2,085)                   (66,756)
                                                                                            -------                   --------

    Net cash used in investing activities                                                       (2,085)                   (66,756)
                                                                                             -----                    --------

Cash flows from financing activities:

    Proceeds from Stock Purchase Plan                                                        2,161                      3,682
    Proceeds from loan from T Partnership                                                  400,000                    100,000
    Reductions of debt and capitalized lease
       obligations                                                                         (37,247)                  (119,384)
                                                                                            ------                    -------

    Net cash (used in) provided by financing activities                                    364,914                    (15,702)
                                                                                           -------                    --------

Net decrease in cash                                                                       (98,127)                  (186,071)

Cash at beginning of period                                                                 98,127                    275,283
                                                                                            ------                    -------

Cash at end of period                                                                       $  -0-               $     89,212
                                                                                               ===                     ======

Interest paid                                                                          $   221,420               $   185,5610
                                                                                           =======                 ==========

    Property, plant and equipment acquired under
       capitalized lease obligations                                                   $    49,150               $    196,125
                                                                                            ======                    =======
See accompanying notes to condensed financial statements.

                                                                  3

                          ELECTRO-CATHETER CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 1  Basis of Presentation
------  ---------------------

     In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of Electro-Catheter Corporation as of May 31, 1998, the results of operations for the three and nine months ended May 31, 1998 and May 31, 1997 and statements of cash flows for the nine months ended May 31, 1998 and May 31, 1997, but are not necessarily indicative of the results to be expected for the full year.

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

Note 2   Other Assets
------   ------------

     In connection with the proposed merger (see Note 4 to Notes to Condensed Financial Statements), the Company has incurred $174,290 of expenses through May 31, 1998. These expenses are included in Other Assets in the accompanying balance sheet at May 31, 1998. Consummation of the merger is subject to, among other things, raising capital. Upon consummation of the merger, these costs will either be charged to additional paid-in capital with equity financing, amortized over the term of any debt or charged to operations if the merger does not occur.

Note 3  Subordinated Debentures
------  -----------------------

     In September 1997, in December 1997, in January 1998, and in May 1998, the Company borrowed additional amounts from the T Partnership, in each case in the amount of $100,000, under substantially the same terms and conditions as its previous borrowings, without issuing any additional warrants. Under the current arrangement, the Company is obligated to comply with a financial covenant to be tested on a monthly basis. Non-compliance by the Company with such covenant would allow the T Partnership to declare an event of default and accelerate repayment of indebtedness. The Company is currently in compliance with the covenant. The total indebtedness due to the T Partnership at May 31, 1998 was $2,147,125.

Note 4   Commitments and Contingencies
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

     In February 1997, the FDA conducted an inspection and audit of the Company's facilities and practices as a result of which the FDA issued a Warning Letter regarding non-compliance by the Company with certain cGMPs in the manufacture of its products. Electro-Catheter Corporation communicated with the FDA its intentions to remedy the non-compliance, established a plan and timetable to effectuate such remediation and has diligently worked to take the necessary corrective actions. A subsequent FDA inspection in September 1997, indicated that while substantial progress had been made, not all corrective actions have been completed. The Company is continuing in its efforts to complete such actions and it is Electro-Catheter Corporation's intention to inform the FDA by late September 1998 that it has completed such actions and is ready for reinspection. There can be no assurance, however, that the Company will be ready for such reinspection in September 1998 nor that it will pass any such reinspection when it occurs. While the Company is currently under no restrictions by the FDA regarding the manufacture or sale of its products, the Company is unable to precisely determine the short-term economic impact of instituting the required corrective actions, and there can be no assurance that the FDA will not take further action including seizure of products, injunction and/or civil penalties, if the necessary corrective actions are not completed on a timely basis. At this time, the Company is unable to precisely determine the short-term adverse economic impact which will result from instituting the corrective actions, but the voluntary discontinuation of manufacturing of certain products and the delay in the sale of other products has adversely affected sales by an estimated 10%.

Litigation
----------

     In September 1997, a Superior Court jury in Middlesex County, New Jersey found the Company liable for age discrimination in connection with its termination of an employee in April 1994. The jury awarded the terminated employee $283,000 plus attorney's fees and expenses and prejudgment interest in the combined amount of approximately $47,990. The Company also incurred legal costs from September 1996 through September 1997 in the amount of approximately $115,665. All of the aforementioned costs were recorded in the financial statements for the year ended August 31, 1997. The Company filed an appeal of the judgment.

     Pending the Company's appeal, the plaintiff, in an effort to execute upon the judgment rendered in his favor, levied on certain of the Company's bank accounts, thereby freezing the available funds. Notwithstanding management's belief that the Company had arguments supporting its appeal, management weighed the considerable cash requirements of an appeal bond, the costs of continued efforts relative to the appeal, and the need to vacate the levies to satisfy the Company's immediate cash requirements against the likelihood of prevailing on its appeal and the terms of a possible settlement, and on April 8, 1998, the Company entered into a Settlement Agreement with the plaintiff. Under the key terms of the Settlement Agreement, the matter has been settled for the sum of $305,000 payable as follows: (i) by a lump sum payment of $65,000 within five business days of the date of the Settlement Agreement and (ii) the balance, bearing interest at the rate of 6% per annum, payable in monthly installments of $10,000, plus interest, commencing July 1, 1998. The Settlement Agreement provides that a default in any monthly payment which remains unpaid for a period of ten days allows the plaintiff to declare a default and accelerate the payment of the entire outstanding balance with interest. The Company has made the payments due to date on a timely basis.

Merger
------

     On January 20, 1998, the Company entered into an Agreement and Plan of Reorganization with Cardiac Control Systems, Inc., ("CCS") a Delaware corporation located in Palm Coast, Florida, to effect a merger of the two companies targeted toward the development and marketing of advanced specialty electrophysiology products. Currently, the structure of the transaction contemplates the merger of a newly-created, wholly-owned subsidiary of CCS into and with the Company as a result of which the Company shall become a wholly-owned subsidiary of CCS and the stockholders of the Company will become stockholders of Catheter Technology Group, Inc. ("CTG"), a Delaware corporation and parent holding company of CCS, to be formed as part of a restructuring in connection with the merger. By virtue of the merger, each outstanding share of common stock, $.10 par value, of the Company will be converted into the right to receive one-fifth of a share of common stock $.10 par value of CTG. Pursuant to the restructuring, CTG will succeed to all rights and obligations of CCS and will become the successor issuer of CCS such that stockholders of CCS will become stockholders of CTG. Subsequent to the restructuring, it is intended that CTG will undergo a 1 for 5 reverse stock split reducing the number of shares of common stock, $.10 par value, of CTG (the "CTG Common Stock") outstanding to approximately 529,748 shares. By virtue of the merger, subsequent to the reverse stock split, each outstanding share of common stock, $.10 par value, of the Company will be converted into the right to receive one-fifth of a share of CTG Common Stock, effectively equal to an even exchange of shares prior to such reverse stock split.

     Upon closing of the transaction, $1,000,000 of the Company's senior debt is intended to be redeemed by: (a) the issuance by the surviving subsidiary corporation in the merger (the "Surviving Subsidiary") to the T Partnership of an aggregate of 1,000 shares of Series A 9% preferred stock, no par value (the "Series A Preferred Stock") of the Surviving Subsidiary, which shares shall have a liquidation value equal to, and shall be issued in redemption of, $1.0 million of the indebtedness and shall be convertible into shares of CTG Common Stock at a conversion price equal to 120% of the price per share of the CTG Common Stock used as the basis for the consideration given (whether in the form of issued stock, if any, or warrants, provided the exercise price of the warrant reflects the current market value of the CTG Common Stock, or otherwise) in exchange for any capital raised in satisfaction of the financing contingency to the merger;
(b) the delivery to the T Partnership of a CTG 9% conditional promissory note pursuant to which CTG is obligated to pay only those amounts which are due but not paid to the holders of the Series A Preferred Stock, or in the event of certain other non-monetary defaults such as bankruptcy, liquidation, a sale of substantially all assets, a change of ownership of the surviving subsidiary, or a default in the herein below mentioned secured promissory note (any payment or conversion of the Series A Preferred Stock shall be deemed a payment on the conditional note, and any principal or interest payments on the conditional note shall be deemed redemptions and payments under the Series A Preferred Stock, with the result being that CCS shall not be obligated to make aggregate payments with respect to both the Series A Preferred Stock and conditional note, in excess of $1.0 million plus interest); and (c) the delivery to the T Partnership of a secured promissory note made by CTG in an amount not to exceed $1.3 million (which amount shall be the remaining amount of The Company's secured indebtedness to the T Partnership exclusive of the amount redeemed under (a) above), bearing interest at the rate of 12% per annum payable quarterly, the principal amount of which shall be due and payable three years from the date of execution of such note (the terms of the security for the note have yet to be agreed upon).

     Consummation of the merger is subject, among other things, to: (i) raising sufficient capital to support the product development efforts of both companies;
(ii) declaration of the effectiveness of the registration statement filed with the Securities and Exchange Commission in connection with the merger; (iii) the approval of the merger and the transactions contemplated thereby by the stockholders of Electro-Catheter Corporation and CCS; (iv) the receipt of all required regulatory approvals by the two companies.

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

     From December 1997 through March 1998, the Company also had discussions regarding acquisition by another firm based outside the United States. In early April 1998, the Company's Board of Directors terminated these discussions, believing that the terms proposed were not in the best interest of the stockholders.

     International sales should be adversely affected in Europe (approximately 17% of total revenues) for about the next six months as the Company was not able to obtain the "CE" Mark on its products on a timely basis, in order to continue to sell into this market. The effort to obtain the "CE" Mark is continuing and the Company is hopeful of obtaining this designation before the end of the calendar year on its major products in order to continue selling into this market. However, there can be no assurance that the Company will obtain the "CE" Mark or maintain the same level of revenue upon receiving the "CE" Mark as it did previously.

Note 5   Reclassifications
------   -----------------

     Certain reclassifications have been made to conform to the fiscal year 1998 presentation.

Note 6   Earnings Per Share
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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
    CONDITION AND RESULTS OF OPERATIONS
    ------------------------------------------------------

General
-------

     The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operations during the periods included in the accompanying financial statements.

     Statements contained in and preceding management's discussion and analysis include various forward-looking information that is based on data currently available to management and management's beliefs and assumptions. When used in this report, the words "anticipates," estimates," believes," "plans," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are subject to risks and uncertainties, and the Company's actual results may vary materially from those anticipated, estimated or projected due to a number of factors, including, without limitation, the competitive environment for the Company's products and services, and other factors set forth in reports and other documents filed by the Company with the Securities and Exchange Commission from time to time.


Results of Operations
---------------------

     On January 20, 1998, the Company entered into an Agreement and Plan of Reorganization with Cardiac Control Systems, Inc., ("CCS") a Delaware corporation located in Palm Coast, Florida, to effect a merger of the two companies targeted toward the development and marketing of advanced specialty electrophysiology products. Currently, the structure of the transaction contemplates the merger of a newly-created, wholly-owned subsidiary of CCS into and with the Company as a result of which the Company shall become a wholly-owned subsidiary of CCS and the stockholders of the Company will become stockholders of Catheter Technology Group, Inc. ("CTG"), a Delaware corporation and parent holding company of CCS, to be formed as part of a restructuring in connection with the merger. By virtue of the merger, each outstanding share of common stock, $.10 par value, of the Company will be converted into the right to receive one-fifth of a share of common stock $.10 par value of CTG. Pursuant to the restructuring, CTG will succeed to all rights and obligations of CCS and will become the successor issuer of CCS such that stockholders of CCS will become stockholders of CTG. Subsequent to the restructuring, it is intended that CTG will undergo a 1 for 5 reverse stock split reducing the number of shares of common stock, $.10 par value, of CTG (the "CTG Common Stock") outstanding to approximately 529,748 shares. By virtue of the merger, subsequent to the reverse stock split, each outstanding share of common stock, $.10 par value, of the Company will be converted into the right to receive one-fifth of a share of CTG Common Stock, effectively equal to an even exchange of shares prior to such reverse stock split.

     Upon closing of the transaction, $1,000,000 of the Company's senior debt is intended to be redeemed by: (a) the issuance by the surviving subsidiary corporation in the merger (the "Surviving Subsidiary") to the T Partnership of an aggregate of 1,000 shares of Series A 9% preferred stock, no par value (the "Series A Preferred Stock") of the Surviving Subsidiary, which shares shall have a liquidation value equal to, and shall be issued in redemption of, $1.0 million of the indebtedness and shall be convertible into shares of CTG Common Stock at a conversion price equal to 120% of the price per share of the CTG Common Stock used as the basis for the consideration given (whether in the form of issued stock, if any, or warrants, provided the exercise price of the warrant reflects the current market value of the CTG Common Stock, or otherwise) in exchange for any capital raised in satisfaction of the financing contingency to the merger;
(b) the delivery to the T Partnership of a CTG 9% conditional promissory note pursuant to which CTG is obligated to pay only those amounts which are due but not paid to the holders of the Series A Preferred Stock or in the event of certain other non-monetary defaults such as bankruptcy, liquidation, a sale of substantially all assets, a change of ownership of the surviving subsidiary, or a default in the herein below mentioned secured promissory note (any payment or conversion of the Series A Preferred Stock shall be deemed a payment on the conditional note, and any principal or interest payments on the conditional note shall be deemed redemptions and payments under the Series A Preferred Stock, with the result being that CCS shall not be obligated to make aggregate payments with respect to both the Series A Preferred Stock and conditional note, in excess of $1.0 million plus interest); and (c) the delivery to the T Partnership of a secured promissory note made by CTG in an amount not to exceed $1.3 million (which amount shall be the remaining amount of The
Company's secured indebtedness to the T Partnership exclusive of the amount redeemed under (a) above), bearing interest at the rate of 12% per annum payable quarterly, the principal amount of which shall be due and payable three years from the date of execution of such note (the terms of the security for the note have yet to be agreed upon).

     Consummation of the merger is subject, among other things, to: (i) raising sufficient capital to support the product development efforts of both companies;
(ii) declaration of the effectiveness of the registration statement filed with the Securities and Exchange Commission in connection with the merger; (iii) the approval of the merger and the transactions contemplated thereby by the stockholders of Electro-Catheter Corporation and CCS; (iv) the receipt of all required regulatory approvals by the two companies.

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

     From December 1997 through March 1998, the Company also had discussions regarding acquisition by another firm based outside the United States. In early April 1998, the Company's Board of Directors terminated these discussions, believing that the terms proposed were not in the best interest of the stockholders.

     Net revenues declined $216,417 (12.6%) and $985,713 (19.2%), respectively, for the three and nine months ended May 31, 1998 as compared to the three and nine months ended May 31, 1997. Product revenues increased $31,210 (2.1%) for the three months ended May 31, 1998 as compared to the same three month period in the prior fiscal year. However, product revenues decreased $471,238 (10.7%) for the nine months ended May 31, 1998 as compared to the same period in the prior fiscal year. Contract research and development declined $240,529 (100%) and $544,293 (100%), respectively, for the three and nine months ended May 31, 1998 as compared to the three and nine months ended May 31, 1997. Licensing fees and royalty income increased $11,902 for the three months ended May 31, 1998 and declined $33,309 for the nine month period. For the nine months ended May 31, 1998 sales to an original equipment manufacturing ("OEM") customer increased $63,727, however, revenues from this customer declined $19,000 for the three month period ended May 31, 1998.

     Domestic sales decreased $74,266 (7.4%) and $353,934 (11.6%) for the three and nine months ended May 31, 1998, respectively, as compared to the same periods in the prior year. These decreases are primarily due to the Company not having an approved electrophysiology ablation catheter, lack of new products, a continued decline in demand for the Company's older products in pacing and monitoring, backorders, as well as the impact of not replacing sales representatives who have left the Company. International revenues decreased $117,304 (8.6%) for the first nine months of fiscal year 1998 as compared to the first nine months of fiscal year 1997. The decline in international revenues for the nine month period is attributed to the lack of new products, lower demand for the Company's electrophysiology products, product redesign problems, lower prices due to competition and backorders. For the three months ended May 31, 1998, international revenues increased $105,476 (23.5%) as compared to the three months ended May 31, 1997. This increase is attributed to new business in countries where the Company has had representation and the timing of orders from distributors. This increasing trend is not expected to continue in the near term. International sales should be adversely affected in Europe (approximately 17% of total revenues) for about the next six months as the Company was not able to obtain the "CE" Mark on its products on a timely basis, in order to continue to sell into this market. The effort to obtain the "CE" Mark is continuing and the Company is hopeful of obtaining this designation before the end of the calendar year on its major products in order to continue selling into this market. However, there can be no assurance that the Company will obtain the "CE" Mark or maintain the same level of revenue upon receiving the "CE" Mark as it did previously.

     The Company's insufficient financing has hampered its ability to introduce new products to market and to correct the redesign issues, in order to maintain sales at its prior levels.

     Gross profit  dollars  decreased  $253,622  (39.8%) and  $963,846  (42.3%), respectively, for the three and nine months ended May 31, 1998 as compared to the three and nine months ended May 31, 1997. This decrease is primarily attributed to decreased production levels related to the lower sales volume, in addition to writeoffs of certain inventories which were scrapped for sterilization samples, evaluation and testing failures and the increased cost associated with regulatory compliance. The lower volume continues to negatively impact gross profit.

     Selling, general and administrative expenses decreased $151,670 (27.0%) and $234,018 (13.3%), respectively, for the three and nine months ended May 31, 1998 as compared to the same periods last year. The three months ended May 31, 1998 includes an adjustment of $144,068 to reclassify expenses associated with the merger to other assets (see Note 2 to Notes to the Condensed Financial Statements). Excluding this adjustment, selling, general and administrative expenses decreased only $35,602 (6.3%) for the three months ended May 31, 1998 as compared to the three months ended May 31, 1997. The decreases primarily reflects lower domestic and international selling expenses substantially attributable to the loss of field sales personnel that have not yet been replaced and cutbacks in international activities.

     Research and development expenses decreased $106,464 (47.3%) and $256,755 (38.2%), respectively, for the three and nine months ended May 31, 1998 as compared to the same periods in the prior fiscal year. This decrease reflects the lower level of R&D efforts. The decrease is primarily attributed to decreased personnel and lower material, supply, consulting and recruiting expenses. In the prior fiscal year, costs associated with billable research and development activities were charged to cost of revenues. There were no contract research and development activities during the nine months ended May 31, 1998.

     Interest expense increased as a result of the increased borrowings from the T Partnership and interest on capitalized lease obligations.

     The Company is reviewing its computer programs and systems to ensure that the programs and systems will function properly and be Year 2000 compliant. The Company presently believes that the Year 2000 problem will not pose significant operational problems for the Company's computer systems. The estimated cost of these efforts are not expected to be material to the Company's financial position or any year's result of operations, although there can be no assurance to this effect. In addition, the Year 2000 problem may impact other entities with which the Company transacts business, and the Company cannot predict the effect of the Year 2000 problem on such entities. The Company is contacting its major vendors to ascertain if any potential problems exist.

Liquidity and Capital Resources
-------------------------------

     At May 31, 1998, working capital decreased $762,242 to $195,932 from August 31, 1997. The current ratio was 1.1 to 1 at May 31, 1998 as compared to 1.6 to 1 at August 31, 1997. Net cash used in operating activities was $460,956 for the nine months ended May 31, 1998 as compared to $103,613 used in operating activities for the nine months ended May 31, 1997. This increase in cash required for operations is primarily attributed to the increase in the Company's losses for the nine month period, increase in other assets which is primarily associated with the expenses in connection with the proposed merger, higher inventories and increase in accounts payable offset by a decrease in accounts receivable and other current assets. The Company was able to satisfy its cash requirements with borrowings from the T Partnership, cost saving measures, especially in the sales and marketing area, where sales personnel have not been replaced, cash on hand and extending its accounts payable.

     In September 1997, a Superior Court jury in Middlesex County, New Jersey, found the Company liable for age discrimination in connection with its termination of an employee in April 1994. The jury awarded the terminated employee $283,000 plus attorney's fees and expenses and prejudgment interest in the combined amount of approximately $47,990. The Company also incurred legal costs from September 1996 through September 1997 in the amount of approximately $115,665. All of the aforementioned costs were recorded in the financial statements for the year ended August 31, 1997. The Company filed an appeal of the judgement.

     Pending the Company's appeal, the plaintiff, in an effort to execute upon the judgment rendered in his favor, levied on certain of the Company's bank accounts, thereby freezing the available funds. Notwithstanding management's belief that the Company had arguments supporting its appeal, management weighed the considerable cash requirements of an appeal bond, the costs of continued efforts relative to the appeal, and the need to vacate the levies to satisfy the Company's immediate cash requirements against the likelihood of prevailing on its appeal and the terms of a possible settlement, and on April 8, 1998, the Company entered into a Settlement Agreement with the plaintiff. Under the key terms of the Settlement Agreement, the matter has been settled for the sum of $305,000 payable as follows: (i) by a lump sum payment of $65,000 within five business days of the date of the Settlement Agreement and (ii) the balance, bearing interest at the rate of 6% per annum, payable in monthly installments of $10,000, plus interest, commencing July 1, 1998. The Settlement Agreement provides that a default in any monthly payment which remains unpaid for a period of ten days allows the plaintiff to declare a default and accelerate the payment of the entire outstanding balance with interest. The Company has made the payments due to date on a timely basis.

     The Company's ability to continue with its plans is contingent upon its ability to either obtain sufficient cash flow from operations, obtain additional financing, or consummate a combination with another company. The Company has had difficulty in paying its obligations and, as a result, has delayed payments to some vendors. The Company continues to evaluate its plans to obtain funds. Consummation of the merger is subject, among other things, to: (i) raising sufficient capital to support the product development efforts of both companies;
(ii) declaration of the effectiveness of the registration statement filed with the Securities and Exchange Commission in connection with the merger; (iii) the approval of the merger and the transactions contemplated thereby by the stockholders of Electro-Catheter Corporation and CCS; (iv) the receipt of all required regulatory approvals by the two companies.

     Management believes that this merger can offer benefits to both companies by taking advantage of economies of scale and elimination of redundant efforts. However, there can be no assurance that the merger will be consummated or that the Company will be able to generate the funding required.

     Inflation did not have a material impact on the results of the Company's operations for the nine months ended May 31, 1998.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

               None

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               ELECTRO-CATHETER CORPORATION



Date:  July 15, 1998                            /S/Ervin Schoenblum
                                                -------------------
                                                Ervin Schoenblum
                                                Acting President


Date:  July 15, 1998                            /S/Joseph P. Macaluso
                                                ---------------------
                                                Joseph P. Macaluso
                                                Chief Financial Officer

                                INDEX TO EXHIBITS


27 Financial data schedule which is submitted electronically to the Securities and Exchange Commission for information only and is not filed.