Form 10-K/A
period 1997-08-31
ELECTRO CATHETER CORP
filed 1998-10-08
CIK 32120

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------
                                   FORM 10-K/A

(Mark One)
[  X  ]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934.

                For the fiscal year ended August 31, 1997

[     ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934.

                For the transition period from ____________ to ___________

                Commission File No. 0-7578

                        ELECTRO-CATHETER CORPORATION
         (Exact name of the registrant as specified in its charter)

      New Jersey                                       22-1733406
      ----------                                       ----------
(State or other jurisdiction of                 (I.R.S. Employer Identification
incorporation or organization)                        No.)

2100 Felver Court, Rahway, New Jersey                           07065
-------------------------------------                           -----
(Address of Principal Executive Offices)                     (Zip Code)

Registrant's Telephone Number including Area Code: 732-382-5600

           Securities Registered Pursuant to Section 12(b) of the Act: None
               Securities Registered Pursuant to Section 12(g) of the Act
                common stock, $.10 par value
                ----------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                Yes    X                             No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within 60 days prior to the date of filing.

Aggregate market value as of November 18, 1997............$2,661,185

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date common stock, $.10 par value
                    as of November 18, 1997............... 6,383,611

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement to be filed with respect to its 1998 Annual Meeting of Stockholders are incorporated into Part III.

                                 AMENDMENT NO. 1

     The undersigned hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended August 31, 1997, as set forth in the pages attached hereto:

  PART I

         Item 1.        Business

  PART II

         Item 7.        Management's   Discussion   and  Analysis  of  Financial
                        Condition and Results of Operations

  PART III

         Item  12.      Security   Ownership  of  Certain   Beneficial  Owners
                        and Management

  PART IV

         Item 14.       Exhibits,  Financial  Statement Schedules and Reports on
                        Form 8-K

                                     PART I

FORWARD LOOKING INFORMATION

     Electro-Catheter Corporation ("Electro" or the "Company") desires to provide investors with meaningful and useful information. As a result, this Report contains certain statements which describe the Company's belief concerning future business conditions and the outlook for the Company based on currently available information. Many of the statements other than statements of historical facts included in this report are forward-looking statements, including, without limitation, those regarding the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations. Wherever possible, the Company has identified these "forward-looking" statements (as defined in Section 21E of the Securities Exchange Act of 1934) by words such as "anticipates," "believes," "estimates," "expects," and similar expressions. These forward-looking statements are subject to risks and uncertainties which could cause the Company's actual results, performance and achievements to differ materially from those expressed in, or implied by, these statements. These risks and uncertainties include, but are not limited to, the following: the financial strength of the industry, demand for the Company's products, the competitive pricing environment within the industry and the Company's ability to develop, market and sell new products. The Company assumes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.         BUSINESS
-------         --------

General
-------

Electro-Catheter Corporation is engaged in the business of design, development, manufacture, marketing and sale of products utilized in connection with illnesses of the heart and circulatory system and make use of catheters and related products. The Company was incorporated in New Jersey in 1961. The Company has targeted electrophysiology as its focal area for future growth, but intends to maintain and develop products for the emergency care, invasive and non-invasive cardiology and invasive radiology markets. The Company also continues to explore opportunities to expand its Original Equipment Manufacturing ("OEM") business and contract research and development business to capitalize on its catheter technology expertise and its manufacturing capabilities. Electro produces a wide range of catheter products intended to be utilized by doctors and other trained hospital personnel for diagnostic as well as therapeutic purposes.

The Company markets its cardiovascular catheters and other catheters worldwide. Export sales were approximately $1,828,000 in fiscal year 1997, $2,324,000 in fiscal year 1996 and $1,964,000 in 1995, representing approximately 27%, 32% and 27% of net sales in such fiscal years, respectively.

On October 23, 1997, the Company entered into a letter of intent with Cardiac Control Systems, Inc., a Delaware corporation ("CCS"), to effect a merger (the "Merger") of the two companies targeted toward the development and marketing of advanced specialty electrophysiology products. Currently, the structure of the transaction contemplates the Merger of a newly-created, wholly-owned subsidiary of CCS into and with the Company as a result of which the Company shall become a wholly-owned subsidiary of CCS. The transaction further contemplates an exchange of common stock of the two companies, with two shares of CCS common stock, $.10 par value per share, to be exchanged for every three shares of the Company's common stock, $.10 par value per share. It is intended that upon the closing of the Merger, 50% of the Company's senior debt would be redeemed and the remaining 50% of such debt would be converted into convertible preferred stock of the surviving subsidiary in the Merger.

Consummation of the Merger is subject, among other things, to: (i) the execution of a definitive agreement reflecting the intentions of the parties; (ii) raising sufficient capital to support the product development efforts of both companies;
(iii) the approval of the transaction by the Board of Directors of each company;
(iv) the approval of the transaction by the stockholders of the Company; and (v) the receipt of all required regulatory approvals by each company.

CCS develops, manufactures and sells a broad line of implantable cardiac pacemakers, pacemaker leads and related products which the management of the Company believes are complementary to its own product lines. Management of Electro believes that the Merger may allow certain efficiencies to improve operating performance and that the broader product line may provide for a more effective marketing and distribution process. There can be no assurance, however, that consummation of the Merger will yield positive operating results in the future.

Products
--------

The Company produces a wide range of catheter products intended to be utilized by doctors and other trained hospital personnel for diagnostic and therapeutic purposes. Catheters are hollow tubes that can be passed through veins, arteries and other anatomical passageways. The Company considers the market within which it sells its present and proposed products as a single industry segment.

In over thirty-six years of business, Electro has sold well over two million catheters. The current selling prices for the products marketed by the Company typically range from thirty-five to five hundred dollars.

Electrophysiology Catheters. The field of cardiac electrophysiology ("EP") is one of the most rapidly growing areas of medical technology. Cardiac electrophysiology is the study of the electrical system of the heart. Cardiac electrophysiologists are concerned with electrical disorders in the heart, their etiology, diagnosis and treatment. The medical problems on which cardiac electrophysiologists focus are conduction problems of the heart, which include tachyarrhythmic episodes which can lead to sudden cardiac death. The development of transcatheter diagnosis of the heart's conduction system and transcatheter correction of certain conduction dysfunctions have increasingly attracted the attention of cardiologists.

The Company's line of diagnostic EP catheters is comprised of three categories: the Detector, the Investigator and the Cloverleaf, and each category has its unique characteristics requested by physicians that desire different handling features. In addition, Electro has a Genesis line of steerable EP catheters that provides the physicians with a more sophisticated mapping tool for difficult diagnostic procedures. These catheters are available in many curve and electrode configurations.

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

Monitoring and Pacing Catheters. The Company's line of monitoring catheters are made of flexible radiopaque materials which are visible in use through fluoroscopy. The catheters have a variety of tips, shapes and internal configurations and can be manipulated by an experienced physician through the anatomy to the desired location. Through the use of these catheters, electrophysiological data, pressure and flow readings and blood samples may be obtained. In addition, the Company's catheters may be utilized as conduits for the injection of radiopaque materials into the bloodstream to permit fluoroscopic observation of abnormalities in the vasculature.

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

One of the pacing catheters manufactured by the Company is the Balectrode(R) Bipolar Pacing Probe. With this product, both the amount of manipulation of the catheter required to cause the stimulating electrode to be positioned in the proper location within the heart and the time required from the commencement of the procedure until it is completed, are substantially reduced over what would result if a non-balloon catheter were used as the delivery system.

The pacing products usually are sold in kits containing the catheter, a placement needle, connectors and various other devices. These kits are sold under various names, including the following: Balectrode(R) Flow-Directed Temporary Pacing Kit, Silicore(R) Semi-Floating Pacing Kit and Multipace.

Multi-Purpose Catheters. Multi-Purpose catheters have features or uses which, under certain circumstances, result in the combination of pacing and monitoring functions. Further, the Company manufactures certain electrode-bearing catheters used to make electrical measurements within the heart and provide electrical stimulation for both therapeutic and diagnostic purposes.

Drainage Catheters. Although the Company's principal activities have been in the cardiovascular area, it currently is manufacturing and marketing the Elecath(R) One Step(TM) Fluid Drainage System which is used for draining fluid collections from various locations in the body. This system consists of a catheter, composed of a unique formulation developed by the Company, mounted on a simple penetration apparatus. In the opinion of the Company's management, the product may be useful to a broad range of physicians, in addition to radiologists, and the use thereof may result in more complete and safer drainage.

Sales, Marketing and Distribution Methods
-----------------------------------------

The Company markets, sells and distributes its products domestically through its own sales force. At November 18, 1997 the Company employed 4 salespersons in the field and a home office staff of marketing and sales support of 6 people. The Company also employs an International Marketing Manager based in Europe on an independent contractor basis. In previous years, the Company had one significant distributor in the United States which was responsible for sales in all or part of thirteen Eastern states plus the District of Columbia. This distributor accounted for approximately 11% of net sales in fiscal year 1995. The Company terminated its arrangement with this distributor on May 31, 1995 and the Company now markets its products directly in this territory. As such, there were no sales to this distributor in fiscal years 1997 and 1996. The principal customers for the Company's products are hospitals whose purchasing decisions are determined on the basis of assessment of the products by the physicians. No one customer accounted for more than ten percent of the Company's net revenues for fiscal years 1997 and 1996. International markets are serviced by a network of independent distributors. Electro also sells its products to OEM customers, performs contract research and development work for third parties and engages in licensing of its technology to third parties.

While export sales have contributed significantly to Electro's net sales in fiscal years 1997, 1996 and 1995, Electro has not effected substantial penetration of the domestic electrophysiology market which is attributable, in part, to its lack of an FDA-approved ablation catheter. Electro's focus on engineering efforts in contract research and development and its OEM business has also contributed to lower domestic sales together with lower demand for older products in pacing and monitoring.

Advertising of the Company's products consists primarily of displays at medical conventions and meetings, advertisements in medical journals and direct mail. The Company also cooperates in the publication of technical papers written by medical authorities in areas relating to the Company's products.

Product Warranties
------------------

     Electro's catheters are covered by a limited warranty, the duration of which is tied to product expiration dates. Generally, however, the warranties extend for five years. All warranties provide for replacement with a comparable Electro product or issuance of a credit at Electro's discretion. Product returns are not material to Electro's results of operations.

Certain Patents, Trademarks and Licenses
----------------------------------------

     Electro's policy is to protect its proprietary position by, among other methods, filing United States and select foreign patent applications to protect the technology that is important to the development of the business. Pursuant to provisions adopted under the General Agreement on Tariffs and Trade, patents in force on June 8, 1995, are entitled to a patent term of the longer of 17 years from issuance or 20 years from the earliest filing date of the patent. Electro currently holds six patents in the U.S. (one of which is owned jointly with another party) and has one application pending. The last to expire of Electro's patents will remain in effect until 2015. Electro has also obtained certain patents in its principal overseas markets. The following are Electro's current material patents:

United States Patents                      Description         Date of Issue
---------------------                      -----------         -------------

4,699,157                             Pacing Catheter and          10/13/87
                                       Method for Making
                                       Same

4,790,825                             Closed Chest Cannulation     12/13/88
                                       Method and Device for
                                       Atrial Major Artery

5,190,050                             Tip Deflectable               3/2/93
                                       Steerable Catheter

5,358,479                             Multiform Twistable Tip      10/25/94
                                       Deflectable Catheter

5,571,085                             Steerable Open Lumen         11/5/96
                                       Catheter

5,718,701*                            Ablation Electrode            2/17/98

---------------
*owned jointly with another party

Although Electro holds such patents, it believes that its business as a whole is not or will not be materially dependent upon patent protection. However, Electro will continue to seek such patents as it deems advisable to protect its research and development efforts and to market its products. Electro believes that it is not infringing on any other party's patent. However, there can be no assurance that current and potential competitors will not file applications or apply for patents or additional proprietary rights relating to materials or processes used by Electro.

Electro develops new products as a result of its own analysis of the needs of the market which it serves and as a result of needs perceived by physicians and researchers who work with Electro on the design and development of the devices and systems needed by them. In certain instances, Electro pays the cooperating physician or researches a royalty based upon the revenues derived from the sales of the product to others.

Electro also relies upon technical know-how and continuing technological innovation to develop and maintain its position in the market and believes that the success of its operations will depend largely upon such know-how and innovation. Electro requires employees and consultants to execute appropriate confidentiality agreements and assignments of inventions in connection with their employment or consulting arrangement with Electro.

There can be no assurance that trade secrets will be established, that secrecy obligations will be honored or that competition will not independently develop superior or similar technology.

Research and Development
------------------------

The Company's research and development activities are devoted primarily to the design and development of new products and enhancements to existing products. For the three years ended August 31, 1997, the Company incurred aggregate direct expenses of approximately $2,824,000 for research and development activities, including new product development, of which approximately $882,000 was attributable to fiscal year 1997, $1,010,000 to fiscal year 1996 and $932,000 to fiscal year 1995. All of such activities were sponsored by the Company. The major portion of such expenses was related to salaries and other expenses of personnel employed on a regular basis in research and development efforts. During fiscal year 1997 and 1996, the Company performed research and development and pre-production planning for an unrelated medical device company for which services the Company recognized $544,293 and $155,707 in revenues in such years, respectively. The costs associated with these revenues are shown in cost of sales and, as such, are not included in research and development expenses. In May 1997, the agreement-in-principle to perform contract research and development work for the medical device company, which work commenced in June 1996, was terminated at the request of the other company. The terms of the agreement-in-principle called for the other company to pay Electro a monthly fee of $150,000 for a period of one year. A definitive agreement was never executed. Electro received $600,000 for the work it had performed prior to termination and an additional $100,000 termination fee. As a result of the termination, the Company's revenues were adversely affected.

Production and Sources of Supply
--------------------------------

The Company manufactures its products in a 25,000 square foot facility which it owns and another 10,000 square foot facility which it leases. The Company believes that these facilities have sufficient capacity to meet the Company's anticipated catheter needs for several years. The manufacturing of catheters is a complex process and each catheter is assembled and tested. The Company designs its catheters and manufactures a portion of the tubing, balloons, and many components with tooling and formulations developed by it or especially for it. The Company maintains facilities to manufacture tubing and balloons and for the production of catheters in the unique configurations required for their use. In addition, where more convenient or when the level of sophistication warrants it, the Company uses outside suppliers for certain components. The Company utilizes the services of outside contractors for the performance of sterilization.

Although most of the components and processes necessary for Electro's production activities are available from more than one vendor, certain components and processes are manufactured or provided by single vendors, some involving molds owned by the Company. Significant components for which Electro has only one source include tubing for catheters, connector pins used in pacing catheters, latex used in balloons, needles and certain packaging. The Company attempts to maintain an adequate supply of the components on hand in order to minimize any supply interruption from single source vendors to allow sufficient time to locate and qualify a new vendor or to find a substitute for a single source. As such, there can be no assurance that the Company's ability to manufacture certain products will not be materially affected by single source vendors.

Insurance
---------

Electro maintains comprehensive general liability insurance coverage in the amount of $5,000,000 and products liability coverage in the amount of $2,000,000. Electro believes that such coverages are adequate and reasonable, however, no assurance can be given that the products liability coverage will be sufficient to protect Electro's assets against claims by users of its products or that Electro will be able to maintain such coverage (or obtain additional coverage) in the future at reasonable premium rates or at all, in which case its assets will be at risk in the event of successful claims by users of its products. Furthermore, Electro's liability coverage may not cover costs incurred by Electro under its product warranties (see "Product Warranties") or costs incurred by Electro in the event of a product recall.

Electro has no pending, threatened or actual claims as of this date, nor is Electro aware of a ny current circumstances that might give rise to such claims. However, Electro could be exposed to possible claims for personal injury or death resulting from the sale or subsequent malfunction of allegedly defective products.

Employees
---------

At November 18, 1997, the Company had approximately 104 full-time employees. Of the total employees, 74 were engaged in manufacturing and quality control, 10 in general administration and executive activities, 10 in engineering and research and development, and 10 in sales and marketing. The Company is not a party to any collective bargaining agreement and considers its relations with its employees to be good.

Government Regulation
---------------------

Federal Regulations. The products developed by the Company come under the jurisdiction of the Food and Drug Administration (the "FDA") of the United States Department of Health and Human Services, as well as other Federal, state and local agencies and similar health authorities in foreign countries. The regulations promulgated by such agencies govern the introduction of new medical devices and modifications to approved devices, the observances of certain standards with respect to the manufacture and labeling of such devices, the maintenance of certain records and the reporting of potential product defects.

The Federal Food, Drug and Cosmetics Act, as amended (the "FDA Act"), regulates manufacturers of "medical devices". The Company's products are medical devices within the meaning of such Act. An amendment to the FDA providing for the classification of medical devices and the establishment of standards relating to their safety and effectiveness, scientific review of certain devices and the registration of manufacturers and others has been in effect since 1976 and has been supplemented by the Safe Medical Devices Act of 1991. Under these provisions, a manufacturer must obtain approval from the FDA of a new medical device before it can be marketed, which approval process requires, in the case of certain classes of medical devices, that the safety and efficacy of such devices be demonstrated by the manufacturer to the FDA through the conduct of an FDA-approved clinical evaluation program. Under certain circumstances, the cost of obtaining such approval may be high and the process lengthy and no assurance can be given that approval will be obtained. Although the Company has received FDA approval to market its principal existing products, or is exempt from formal approval requirements as provided by law for those devices already in distribution before May 28, 1976, there can be no assurance that the Company will receive the requisite approvals to market additional products. Furthermore, any substitution by the Company of its current sources for certain raw materials utilized in its production processes will, if such substitution results in a change in the composition of the material, be subject to FDA approval, and there can be no assurance that such approvals will be obtained.

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

The areas of noncompliance include Electro's methods of investigation of device complains, methods of validation of device sterilization, environmental monitoring procedures, methods of validation of extrusion processes which are used in the manufacture of certain of Electro's catheters and other quality assurance and record keeping requirements. Electro has communicated with the FDA its intentions to remedy the noncompliance, has established a plan and timetable to effectuate such remediation and has diligently worked to take the necessary corrective actions; Electro's actions have included the establishment of certain validation protocols, revisions to Electro's Quality System and Quality System Manual, the implementation of a program for environmental testing, the purchase of equipment for extrusion process validation and the institution of file and record keeping protocols. A subsequent FDA inspection in September 1997 indicated that, while substantial progress has been made, not all corrective actions have been completed. Electro is continuing in its efforts to complete such actions but the Company is unable to precisely determine when such actions will be completed. There can be no assurance that Electro will be ready for any reinspection by the FDA nor that Electro will pass any such reinspection when it occurs. While Electro is currently under no restrictions by the FDA regarding the manufacture or sale of its products, Electro is unable to precisely determine the short-term economic impact of instituting the required corrective actions and there can be no assurance that the FDA will not take further action, including seizure of products, injunction and/or civil penalties, if the necessary corrective actions are not completed on a timely basis. While Electro is unable to precisely estimate whether and to what extent adverse economic impact may result from instituting the corrective actions, the voluntary discontinuation of manufacturing of certain products and the delay in the sale of other products has adversely affected sales by an estimated 10%.

Foreign Regulations. Many countries in which Electro markets its products regulate the manufacture, marketing and use of medical devices. Electro intends to pursue product approval or registration procedures for its new products in countries where it is marketing existing products as well as for new and existing products in additional countries where it believes there is a market for its products. The international registration and approval process is normally accomplished in coordination with its international distributors. In order for Electro to continue to sell certain of its products in the nations of the EEC after June 14, 1998, it must obtain certification, the CE Mark, from ISO. Since Electro has not yet obtained the CE Mark and is now unable to sell certain of its products in the Nations of the EEC (which account for approximately 17% of total revenues), international sales should be adversely affected in Europe for about the next six months or more. The effort to obtain the CE Mark (which account for approximately 17% of total revenues) is continuing and management of Electro is hopeful of obtaining this designation before the end of the calendar year on its major products in order to allow sales into this market. Even if Electro does obtain the CE mark, there can be no assurance that Electro will obtain the CE Mark or maintain the same level of revenue upon receiving the CE Mark as it did previously.

Export sales of devices that have not received FDA marketing clearance generally are subject to export permit requirements. In order to obtain such a permit, Electro must provide the FDA with documentation from the medical device regulatory authority of the country in which the purchaser is located, stating that the sale of the device is not in violation of the country's medical device laws. In April 1996, new legislation was enacted to permit the export of devices not approved in the U.S., if the product complies with the laws of the country and as long as the products are approved by any of the industrialized countries specified in the export reform legislation. Electro has received such clearance for its Circuit Breaker steerable catheter with temperature control for ablation and is currently distributing it outside the U.S.; sales of Electro's Circuit Breaker steerable catheter for the fiscal years ended August 31, 1997 and August 31, 1996 were approximately $87,000 and $180,000, respectively.

The Company is also subject to various Federal, state and local laws pertaining to such matters as safe working conditions, environmental protection, fire hazard control and other regulations. The Company is not aware of any regulations with which it is not in compliance.

Backlog
-------

Electro does not operate with significant backlog. The majority of product shipments in a quarter relate to orders received in that quarter. The Company's actual product shipments depend on its production capacity, manufacturing yields and component availability, among other factors. At October 31, 1997, the Company had a backlog of orders for its products which aggregated to approximately $716,000, as compared to approximately $389,000 at October 31, 1996.

Competition in the Industry
---------------------------

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

The Company's catheter ablation product is not yet approved for marketing in the U.S., but some competitors have developed products, specifically for use in catheter ablation, which are approved in the U.S. Due to certain development issues, clinical trials scheduled for 1997 were delayed. The Company plans to begin its clinical trials for ablation in 1998 in order to seek approval to market these catheters domestically. The costs to perform such clinical trials are estimated at $150,000 which Electro anticipates would be funded from financing obtained in connection with the Merger. The primary competitive factors relative to other catheter ablation products are technical superiority, financial resources, the timing of regulatory approval, commercial introduction and quality. The Company's competitive position also depends on its ability to attract and retain qualified personnel, develop effective proprietary products and implement production and marketing plans. The Company hopes that it can effectively compete in this market.

                                                               PART II


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

Results of Operations
---------------------

General
-------

On October 23, 1997, the Company entered into a letter of intent with Cardiac Control Systems, Inc., a Delaware corporation ("CCS"), to effect a merger of the two companies targeted toward the development and marketing of advanced specialty electrophysiology products. Currently, the structure of the transaction contemplates the merger of a newly-created, wholly-owned subsidiary of CCS into and with the Company as a result of which the Company shall become a wholly-owned subsidiary of CCS. The transaction further contemplates an exchange of common stock of the two companies, with two shares of CCS common stock, $.10 par value per share, to be exchanged for every three shares of the Company's common stock, $.10 par value per share. It is intended that upon the closing of the transaction, 50% of the Company's senior debt would be redeemed and the remaining 50% of such debt would be converted to convertible preferred stock of the surviving subsidiary in the Merger.

Consummation of the merger is subject, among other things, to: (i) raising sufficient capital to support the product development efforts of both companies;
(ii) the execution of a definitive agreement reflecting the intentions of the parties; (iii) the approval of the transaction by the Board of Directors of each company; (iv) the approval of the transaction by the stockholders of Electro; and (v) the receipt of all required regulatory approvals by each company.

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

During the past eighteen months, the Company has devoted much of its engineering efforts to its contract research and development customer and original equipment manufacturing ("OEM") business. This strategy has adversely affected product sales, but the Company hopes that this strategy will yield more positive results in the long-term as the Company continues to investigate opportunities to capitalize on its catheter technology and manufacturing capabilities. In May 1997, the agreement-in- principle to perform contract research and development work for a medical device company, which work commenced in June 1996, was terminated at the request of the other company. The terms of the agreement-in-principle called for the other company to pay Electro a monthly fee of $150,000 for a period of one year. A definitive agreement was never executed. Electro received $600,000 for the work it had performed and also received a $100,000 termination fee. As a result of the termination, the Company's revenues were adversely affected in the short-term. The Company's OEM business may partially offset the lost revenues from the termination.

Fiscal Year Ended August 31, 1997 Compared to Fiscal Year Ended August 31, 1996
-------------------------------------------------------------------------------

Overview. Net revenues declined $713,998 (9.7%) for the fiscal year ended August -------- 31, 1997 as compared to the fiscal year ended August 31, 1996. Product revenues declined $1,148,149 (16.4%) for the year in addition to a decline in revenues from an OEM customer of $64,133. These declines were partially offset by an increase in contract research and development revenues of $388,586, which included the $100,000 termination fee described above and $109,698 received from licensing certain of the Company's technology.

Sales. Direct domestic sales decreased $678,405 (14.4%) for the fiscal year ----- ended August 31, 1997 as compared to the prior fiscal year. This decrease is primarily due to the Company not having an approved electrophysiology ablation catheter, lack of new products as the Company had focused its attention on the contract research and development and OEM business, a continued decline in demand for the Company's older products in pacing and monitoring, backorders, as well as the impact of not replacing sales representatives who have left the Company. International revenues decreased $496,254 (21.4%) for 1997 as compared to 1996. The decline in international revenues is attributed to the insufficiency of new products as the Company had focused its attention on the contract research and development and OEM business, lower demand for the Company's electrophysiology products, product redesign requirements, lower prices due to competition and backorders.

Gross Profits. Gross profit dollars decreased $675,982 (20.6%) for the fiscal ------------- year ended August 31, 1997 as compared to the prior year. This decrease is primarily attributed to decreased production levels related to the lower sales volume as well as the write-off of certain inventories. The decreased production levels caused the cost of goods sold of the catheters to increase due to less efficient labor utilization and a greater amount of fixed overhead allocated to each catheter produced. The gross profit percentage for the year ended August 31, 1997 was 39.2% as compared to 44.6% for the year ended August 31, 1996. The lower volume continues to adversely impact gross profit.

Selling, General and Administrative Expenses. Selling, general and ---------------------------------------------------- administrative expenses decreased $570,864 (19.3%) for the current year as compared to the prior year. This decrease primarily reflects lower domestic marketing and selling expenses of $641,690 (32.5%) primarily attributed to the departure of field sales personnel that have not yet been replaced. This decrease was partially offset by an increase in the provision for bad debt which resulted from non-payments by an international distributor experiencing cash flow problems.

Engineering, Research and Development Expenses. Research and development --------------------------------------------------- expenses decreased $128,345
(12.7%) for the year ended August 31, 1997 as compared to the prior year. The decrease is primarily attributed to the transfer of expenses to costs of revenues associated with billable research and development activities in addition to lower material purchases and consulting fees. These decreases were partially offset by higher expenses for new personnel.

Other Income and Expenses. Interest expense increased primarily as a result of ------------------------- the increased borrowings from the T Partnership (see
Note 7 of the Financial Statements included in response to Item 14) and interest associated with capitalized leases for equipment.

Litigation expense for fiscal year 1997 represents the jury award to a terminated employee as a result of an age discrimination suit and the Company's legal costs from September 1996 to defend this action (see Note 15 of the Financial Statements included in response to Item 14).

The net loss for the fiscal year ended August 31, 1997 was $1,354,942 or $0.21 per share as compared to a net loss of $892,940 or $0.14 per share for the year ended August 31, 1996.

Fiscal Year Ended August 31, 1996 Compared to Fiscal Year Ended August 31, 1995
-------------------------------------------------------------------------------

Overview. During 1996, the Company entered into a joint venture arrangement with -------- one of the leading centers for electrophysiology in the U.S. to develop products for the diagnosis of ventricular tachycardia. The Company also began to develop products in the therapeutic area of atrial fibrillation. In June 1996, the Company received an advance of $300,000 from an unrelated party to perform research and development and pre-production planning. In September 1996, the Company reached a verbal agreement-in-principle to perform further research and development and production for this company pursuant to which the Company was to receive a monthly fee of $150,000 for a period of one year for this effort. As noted above, this arrangement was never formalized and has now been terminated. In October 1996, the Company reached a formal agreement to license certain of its technology to another medical device company that is in a market segment in which the Company does not participate.

Sales. Net revenues increased $99,012 (1.4%) for the fiscal year ended August ------ 31, 1996 to $7,362,436 as compared to the fiscal year ended August 31, 1995. Total domestic sales decreased $416,351 (7.9%) while international sales increased $359,656 (18.3%) for fiscal 1996 as compared to fiscal 1995. In addition, the Company had revenues of $155,707 in 1996 related to the performance of research and development activities for a third party. The decline in domestic sales is attributed to a decline in sales in several of the Company's product lines, especially the Company's steerable catheters, and the loss of field sales personnel that have not yet been replaced. The increase in international sales is attributed to an increase in sales of the Company's traditional and electrophysiology products, including sales to distributors in countries where the Company had not previously been represented.

Gross Profits. Gross profit dollars decreased $118,899 (3.5%) in fiscal year -------------- 1996 as compared to the prior year. This decrease in gross profit is attributed primarily to the increased fourth quarter production costs and write-offs of certain inventories. The gross profit percentage for 1996 was 44.6% as compared to 46.8% for 1995. Gross profit for fiscal year 1996 also included the positive impact of selling directly to hospitals in the northeast region rather than through a distributor, as previously accomplished, which required discounts. In December 1995, the Company reduced its manufacturing staff as a result of lower than anticipated demand. Gross profit was also negatively affected as a result of this labor reduction, since overhead expenses were allocated over a smaller direct labor pool. In October 1996, the Company again reduced its workforce.

Selling, General and Administrative Expenses. Selling, general and ---------------------------------------------------- administrative expenses decreased by $483,820 (14.1%) for fiscal year 1996 as compared to fiscal year 1995. This decrease primarily reflects lower domestic marketing and selling expenses. This decrease is attributed to the departure of some of the Company's sales representatives and the Director of Clinical Development who have not been replaced. This decrease was offset partially by hiring an International Marketing Manager.

Engineering, Research and Development Expenses. Research and development expense ---------------------------------------------- increased by $78,117 (8.4%) for fiscal year 1996 as compared to the prior fiscal year. The increase is attributed to an increase in personnel, consulting fees and purchases of materials and supplies for new product development.

Other Income and Expenses. Interest expense increased in fiscal year 1996 as a ------------------------- result of increased borrowings from the T Partnership (see Note 7 of the Notes to the Financial Statements included in response to "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K").

The net loss for fiscal year 1996 was $892,940 or $.14 per share as compared to a loss of $1,135,890 or $.18 per share for fiscal year 1995.

Liquidity and Capital Resources
-------------------------------

At August 31, 1997, working capital decreased $1,066,572 to $958,174 from August 31, 1996. The current ratio was 1.6 to 1 at August 31, 1997 as compared to 2.7 to 1 at August 31, 1996. Net cash used in operating activities was $37,025 for the fiscal year ended August 31, 1997 as compared to $546,610 used in operating activities for the prior fiscal year. This decrease in cash used in operating activities is primarily a result of the decline in inventories and the increase in accounts payable and accrued expenses and accrued litigation costs which have yet to be paid. Electro has been able to satisfy its obligations with borrowings from the T Partnership, cash on hand and extending its accounts payable.

In September 1997, a Superior Court jury in Middlesex County New Jersey found Electro liable for age discrimination in connection with its termination of an employee in April 1994. The jury awarded the employee $283,000 plus attorneys'
fees and expenses and prejudgment interest in the combined amount of approximately $47,990. The Company also incurred legal costs from September 1996 in the amount of approximately $115,665 which is also included in the litigation expense in the accompanying 1997 Statements of Operations. The Company is contemplating the filing of an appeal.

On October 11, 1993, the Company entered into an agreement with the T Partnership, a related party, to borrow up to $1,000,000. Ervin Schoenblum, the Company's Acting President and Director and Abraham Nechemie, also a Director of the Company, are members of the T Partnership. On August 31, 1995, after the Company had drawn down all of the $1,000,000, the Company entered into an agreement with the T Partnership to borrow an additional $500,000 ("Lending Agreement"). In January 1996, the Company and the T Partnership agreed to a restructuring of its financing agreement.

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

Operating Trends and Uncertainties
----------------------------------

Sales. The ability of Electro to attain a profitable level of operations is ------ dependent upon expansion of sales volume, both domestically and internationally, and continued development of new and advanced products. Many countries in which Electro markets its products regulate the manufacture, marketing and use of medical devices. Electro intends to pursue product approval or registration procedures in countries where it is marketing its products. The international registration and approval process is normally accomplished in coordination with its international distributors. In order for Electro to continue to sell certain of its products in the nations of the European Economic Community (the "EEC") after June 14, 1998, Electro must obtain certification, the CE Mark, from the International Organization for Standardization. In the event that Electro is unable to obtain the CE Mark by such date, it will be unable to sell certain products in the nations of the EEC and international sales (which account for approximately 17% of total revenues) should be adversely affected in Europe for some period of time. The effort to obtain the CE Mark is continuing and Electro is hopeful of obtaining this designation before June 14, 1998.

Year 2000 Issue. Many existing computer programs use only two digits to identify ---------------- a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the year 2000. Some older computer systems stored dates with only a two-digit year reference with an assumed prefix of "19". Consequently, this limits those systems to dates between 1900 and 1999. If not corrected, many computer systems and applications could fail or create erroneous results by or at the year 2000 (the "Year 2000 Issue").

The Company has undertaken to review the potential impact of the Year 2000 Issue. The Company believes that such assessment will need to include a review of the impact of the issue in primarily four areas: products, manufacturing systems, business systems and miscellaneous/other areas. Additionally, testing of the various potentially affected systems will be required to determine whether upgrading or replacement will be required. Management does not currently anticipate that it will encounter serious Year 2000 Issues with its systems and does not believe that any incremental costs associated with achieving Year 2000 compliance, to the extent necessary, will be material to the Company's operations.

The Company relies on its customers, suppliers, utility service providers, financial institutions and other partners in order to continue normal business operations. At this time, it is impossible to assess the impact of the Year 2000 Issue on each of these organizations. There can be no assurance that the systems of other unrelated entities on which the Company relies will be corrected on a timely basis and will not have a material adverse effect on the Company.

Recently Issued Accounting Standard
-----------------------------------

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

Inflation and Changing Prices
-----------------------------

Inflation did not have a material impact on the results of the Company's operations during the last three fiscal years.

                                    PART III


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
-------    ----------------------------------------
           OWNERS AND MANAGEMENT
           ---------------------

Certain Beneficial Owners
-------------------------

  A. Set forth below is information concerning persons (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known to the Company to own more than 5% of the common stock of Electro, of the Company as of November 18, 1997.


Name and Address of                                  Amount and Nature of                        Percentage
Beneficial Owner                                     Beneficial Ownership                        of Class(1)
----------------                                     --------------------                        -----------


The T Partnership, L.L.P.                                 2,464,844(3)                            35.3%
c/o Wiss & Co.
354 Eisenhower Pkwy.
Livingston, NJ 07039(2)

  Fred S. Lafer                                           2,464,844                               35.3%
  c/o The Taub Foundation
  300 Frank W. Burr Blvd.
  Teaneck, NJ 07666

  Abraham H. Nechemie                                     2,469,844(4)                            35.4%
  Wiss & Co.
  354 Eisenhower Pkwy.
  Livingston, NJ 07039

  Ervin Schoenblum                                        2,512,844(5)                            35.8%
  c/o Electro Catheter Corp.
  2100 Felver Court
  Rahway, NJ 07065

  Stephen D. Shapiro                                      2,464,844                               35.4%
  20 Old Post Road
  E. Setauket, NY 11733

  Henry Taub                                              2,464,844                               35.4%
  c/o The Taub Foundation
  300 Frank W. Burr Blvd.
  Teaneck, NJ 07666

Bruce Paul                                                  658,400                               10.3%
1 Hampton Road
Purchase, NY 10577

----------------------------

(1) The common stock deemed to be owned which is not outstanding but subject to warrants and currently exercisable options is deemed to be outstanding for the purpose of determining the percentage of all outstanding common stock owned. The same shares may be held beneficially by more than one owner resulting in the total percentage being greater than 100%.

(2) The T Partnership, L.L.P. is a New Jersey limited liability partnership (formerly The T Partnership, a New Jersey general partnership) consisting of Fred Lafer (10% equity interest), Abraham H. Nechemie (5% equity interest), Ervin Schoenblum (5% equity interest), Stephen D. Shapiro (10% equity interest) and Henry Taub (70% equity interest). The T Partnership disclaims any beneficial ownership of shares issuable upon currently exercisable stock options held by each of Messrs. Nechemie and Schoenblum.

(3) Includes 83,344 and 500,000 shares which the T Partnership has the right to acquire pursuant to outstanding warrants, which warrants are immediately exercisable at prices of $1.425 and $.9875 per share, respectively.

(4)      Includes   5,000  shares   issuable  upon  the  exercise  of  currently
         exercisable stock options.

(5)      Includes   48,000  shares  issuable  upon  the  exercise  of  currently exercisable stock options.


Management
----------

  B. The following table sets forth the number of shares of common stock of Electro beneficially owned by each Director of Electro, each of the named executive officers named in the Summary Compensation Table set forth above as of November 18, 1977, and the percentage of the outstanding shares of such ownership represented at the close of business on November 18, 1977, together with information as to stock ownership of all Directors and Executive Officers of Electro as a group as of November 18, 1977.

                                                    Amount and Nature of                        Percentage
Name of Beneficial Owner                              Beneficial Ownership                       of Class(1)
------------------------                              --------------------                       -----------

Abraham H. Nechemie                                       2,469,844(2)                               35.4%
Ervin Schoenblum                                          2,512,844(2)                               35.8%
Lee W. Affonso                                               35,300(3)                                0.6%
Joseph P. Macaluso                                           29,400(3)                                0.5%
All executive officers and                                2,577,544(2)(4)                            36.9%
  directors as  group
  (8 persons)


----------------------------

(1) The common stock subject to currently exercisable options is deemed to be outstanding for the purpose of determining the percentage of all outstanding common stock owned.

(2) Messers. Nechemie and Schoenblum are partners in the T Partnership, which owns 2,464,844 shares of common stock of Electro and has the right to acquire 583,344 share pursuant to immediately exercisable warrants. Also included in the table above are currently exercisable options for the purchase of 5,000 and 48,000 shares held by Messrs. Nechemie and Schoenblum, respectively.

(3)      All 21,900 shares are subject to currently exercisable options.

(4) Includes 140,400 shares subject to currently exercisable options held by all executive officers and directors of Electro (including those individually named in the table above).

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

     The Board of Directors has implemented an executive compensation philosophy that seeks to relate executive compensation to corporate performance, individual performance and creation of stockholder value. Historically, this has been achieved through compensation programs which focus on both short- and long-term results.

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

             [Graphic presentation omitted in EDGAR filed document]



                                                      INDEXED RETURNS
                                                       Years Ending
                      Base
                      Period
Company/Index                               Aug92        Aug93     Aug94        Aug95         Aug96          Aug95
ELECTRO-CATHETER CORP.                      100         125.00     62.50        40.60         81.25         34.00
S&P 500 INDEX                               100         115.21    121.52       147.58        175.22        246.44
HLTH CARE (MED PDS&SUPP)-500                100          76.73     89.69       138.08        157.11        224.95


     Notwithstanding anything set forth in any of the Company's previous filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 which might incorporate future filings, the preceding performance graph and the Report of the Compensation Committee herein above provided shall not be deemed incorporated by reference into any such filings.

                                     PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------        ---------------------------------------------------------------

                (a)    1.   Financial Statements: The financial statements
                            filed in this Annual Report on Form 10-K are listed in the attached Index to Financial Statements.

                       2. Financial Statement Schedules: The financial statement schedules filed in this Annual Report on Form 10-K are listed in the attached Index to Financial Statements.

                       3. Exhibits: The exhibits required to be filed as part of this Annual Report on Form 10-K are listed in the attached Index to Exhibits.

                (b)   Current Reports on Form 8-K:

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

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ELECTRO-CATHETER CORPORATION


Dated:  October 8, 1998                     By:   s/Ervin Schoenblum
        ----------------                           ------------------
                                                    Ervin Schoenblum
                                                    Acting President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and the capacities and on the dates indicated:



Dated:  October 8, 1998                       /s/Ervin Schoenblum
        ----------------                      -------------------
                                              Ervin Schoenblum, Acting President
                                               & Director



Dated:  October 8, 1998                       /s/Joseph P. Macaluso
        -------------                         ---------------------
                                              Joseph P. Macaluso
                                              Principal Accounting Officer



Dated:  October 8, 1998                       /s/Abraham H. Nechemie
        ----------------                      ----------------------
                                              Abraham H. Nechemie, Director

                          ELECTRO-CATHETER CORPORATION

                          Index to Financial Statements





                                                                        Page

Independent Auditors' Report                                             F-1
Financial Statements:
     Balance Sheets - August 31, 1997 and 1996                           F-2
     Statements of Operations - Years ended August 31, 1997,
        1996 and 1995                                                    F-3
     Statements of Stockholders' Deficiency/Equity -
          Years ended August 31,  1997,  1996 and 1995                   F-4
     Statements  of Cash Flows - Years ended August 31, 1997,
        1996 and 1995                                                    F-5
     Notes to Financial Statements                                       F-6

Financial Statement Schedule:

  II - Valuation and Qualifying Accounts                                F-20


All other schedules are omitted for the reason that they are not required or are not applicable or the required information is shown in the financial statements or notes thereto.

                          Independent Auditors' Report
                          ----------------------------


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


                                                      KPMG Peat Marwick LLP

Short Hills, New Jersey
November 12, 1997

                          ELECTRO-CATHETER CORPORATION

                                 Balance Sheets

                            August 31, 1997 and 1996

                                                                    1997                                  1996
                                                                  --------                              -------
                        Assets

Current assets:

     Cash and cash equivalents                                   $  98,127                               275,283
     Accounts receivable, less
       allowance for doubtful
       accounts of $152,070 in 1997
       and $15,000 in 1996                                         988,859                             1,016,201
     Inventories                                                 1,242,367                             1,862,179
     Prepaid expenses and other
       current assets                                              168,781                                64,344
                                                                 ---------                             ---------

           Total current assets                                  2,498,134                             3,218,007

Property, plant and equipment, net                                 777,663                               551,698
Other assets, net                                                   97,275                               123,407
                                                                 ---------                             ---------
           Total assets                                          3,373,072                             3,893,112
                                                                 =========                             =========

Liabilities and Stockholders' Deficiency/Equity
-----------------------------------------------

Current liabilities:
  Current installments of long-term debt                                 -                               300,000
  Current installments of capitalized
    lease obligations                                               50,734                                 7,489
  Accounts payable - trade                                         566,816                               345,888
  Deferred revenues                                                      -                               144,293
  Accrued expenses                                                 478,590                               395,591
  Accrued litigation expenses                                      443,820                                     -
                                                                                                       ---------

           Total current liabilities                             1,539,960                             1,193,261

Subordinated debentures due to
  T Partnership, a related party,
  excluding current portion                                      1,747,125                             1,447,125
Capitalized lease obligation,
  excluding current installments                                   222,277                                37,756
                                                                 ---------

           Total liabilities                                     3,509,362                             2,678,142
                                                                 ---------                             ---------

Stockholders' deficiency/equity:
  Common stock, $.10 par value,
  Authorized 20,000,000 shares;
  issued 6,383,611 in 1997 and
  6,373,711 in 1996                                                638,361                               637,371
  Additional paid-in capital                                    10,682,008                            10,679,316
  Accumulated deficit                                          (11,456,659)                          (10,101,717)
  Commitments and contingencies                                   (136,290)                           (1,214,970)
  Total stockholders' deficiency/
    equity                                                               -                                     -
                                                               -----------                            -----------

           Total liabilities and
             stockholders' deficiency/
             equity                                            $ 3,373,072                             3,893,112
                                                                 =========                             =========

See accompanying notes to financial statements


                                                    ELECTRO-CATHETER CORPORATION

                                                      Statements of Operations

                                             Years ended August 31, 1997, 1996 and 1995



                                                                    1995                   1996                  1997
                                                                    ----                   ----                  ----

Net revenues, including research
  and development revenue of
  $544,293 in 1997 and $155,707
  in 1996                                                         $ 6,648,438            7,362,436              7,263,424
Cost of goods sold                                                  4,041,486            4,079,502              3,861,591
                                                                   ----------            ---------              ---------

Gross profit                                                        2,606,952            3,282,934              3,401,833

Operating expenses:
  Selling, general and
administrative                                                      2,384,127            2,954,991              3,438,811
Research and development                                              881,728            1,010,073                931,956
                                                                    ---------            ---------              ---------

Operating loss                                                       (658,903)            (682,130)              (968,934)

Other income (expense):
   Interest income                                                                              86                  1,102
   Interest expense                                                  (249,384)            (210,896)              (168,058)
   Litigation expenses                                               (446,655)                   -                      -
                                                                      -------              -------                -------

Net loss                                                          $(1,354,942)            (892,940)            (1,135,890)
                                                                  ===========             ========             ==========


Net loss per common share                                         $     (0.21)               (0.14)                 (0.18)
                                                                         ====                =====                  =====












See accompanying notes to financial statements



                                                    ELECTRO-CATHETER CORPORATION

                                            Statements of Stockholders' Deficiency/Equity

                                             Years ended August 31, 1997, 1996 and 1995

                                                                     Additional         Accumulated               Total stockholders
                                                    Common           paid-in               deficit                 deficiency/equity
                                                    ------           -------               -------                 -----------------


Balances at August 31, 1994                         $  576,232        10,106,647         (8,072,887)              2,609,992

Employee stock plan                                        248             1,988                  -                   2,236

Common stock issued under private
placement                                               57,150           442,913                  -                 500,063

Proceeds from issuance of stock
warrants                                                     -            63,750                  -                  63,750

Net loss                                                     -                 -         (1,135,890)             (1,135,890)
                                                      ---------       ----------          ---------               ---------

Balances at August 31, 1995                             633,630       10,615,298         (9,208,777)              2,040,151

Stock options exercised                                   2,350           18,213                  -                  20,563

Employee stock plan                                         287              779                  -                   1,066

Common stock issued for services
rendered                                                  1,104           10,631                  -                  11,735
Amortization of deferred compensation
expense on stock options                                      -           34,395                  -                  34,395

Net loss                                                      -                -           (892,940)               (892,940)
                                                       ---------      ----------            -------

Balances at August 31, 1996                             637,371       10,679,316        (10,101,717)              1,214,970

Employee stock plan                                         990            2,692                  -                   3,682

Net loss                                                      -                -         (1,354,942)             (1,354,942)
                                                      ---------       ----------          ---------               ---------

Balances at August 31, 1997                         $  638,361        10,682,008        (11,456,659)               (136,290)
                                                    ==========        ==========        ===========                ========




See accompanying notes to financial statements





                                                    ELECTRO-CATHETER CORPORATION

                                                      Statements of Cash Flows

                                             Years ended August 31, 1997, 1996 and 1995

                                                                         1997                        1996                  1995
                                                                         ----                        ----                  ----
Cash flows from operating activities:

Net loss                                                            $(1,354,942)                  (892,940)             (1,135,890)

Reconciliation of net loss to net cash
     used in operating activities:

   Depreciation and amortization                                        145,614                    130,524                 137,106
   Amortization of deferred charges                                       8,333                      8,333                  61,708
   Changes in assets and liabilities:
        Decrease (increase) in accounts
          receivable, net                                                27,342                    190,087                (141,514)
        Decrease (increase) in
          inventories                                                   619,812                    230,900                (289,789)
        (Increase) decrease in prepaid
          expenses and other current
          assets                                                       (104,437)                   (21,314)                 96,749
        Decrease in other assets, net                                    17,799                      4,207                   3,527
        Decrease (increase) in deferred
          revenues                                                     (144,293)                   144,293                       -
        Increase (decrease) in accounts
          payable and accrued expenses                                  747,747                   (340,700)                124,128
                                                                        -------                    -------                 -------

Net cash used in operating activities                               $   (37,025)                  (546,610)             (1,143,975)
                                                                         ------                    -------               ---------
Cash flows used in investing
  activities:
  Purchases of property, plant
    and equipment                                                      (115,292)                   (34,167)                (12,143)
                                                                        -------                     ------                  ------

Cash flows from financing activities:
  Net proceeds from issuance of stock                                         -                          -                500,063
  Net proceeds from issuance of
    subordinated debentures and
    warrants                                                            100,000                    547,125                 575,000
  Proceeds from exercise of stock options                                     -                     20,563                       -
  Proceeds from employee stock
    purchase plan                                                         3,682                      1,066                   2,236
  Proceeds from loan on officer's
    life insurance policy                                                     -                          -                  25,000
    Repayment of debt                                                  (128,521)                   (17,079)                (18,184)
                                                                        -------                     ------                 -------

    Net cash (used in) provided by
      financing activities                                              (24,839)                   551,675               1,084,115
                                                                         ------                    -------               ---------

    Net decrease in cash                                               (177,156)                   (29,102)                (72,003)
    Cash and cash equivalents
      at beginning of year                                              275,283                    304,385                 376,388
                                                                        -------                    -------                 -------
    Cash and cash equivalents
      at end of year                                                $    98,127                    275,283                 304,385
                                                                         ======                    =======                 =======

    Interest paid                                                   $   241,049                    199,724                 101,967
    Property, plant & equipment
      acquired under capitalized
      lease obligations                                             $   256,287                     49,268                       -

See accompanying notes to financial statements.



                          ELECTRO-CATHETER CORPORATION

                          Notes to Financial Statements

                         August 31, 1997, 1996 and 1995

(1)      Summary of Significant Accounting Policies

         (a)       Nature of Business
                   ------------------

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

         (b)       Revenue Recognition
                   -------------------

                   Revenues are recognized at the time of shipment and provisions, when appropriate, are made where the right to return exists in accordance with SFAS No. 48. Revenue under service contracts are accounted for as the services are performed in accordance with the terms of the contract and are not refundable if the research effort is unsuccessful.

         (c)       Cash and Cash Equivalents
                   -------------------------

                   For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost which approximates market value.

         (d)       Concentrations of Credit Risk
                   -----------------------------

                   Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customer base is primarily comprised of hospitals in the U.S. and distributors outside the U.S. As of August 31, 1997, the Company believes it has no significant concentration of credit risk with its accounts receivable.

         (e)       Inventory Valuation
                   -------------------

                   Inventories are stated at the lower of cost (first-in, first-out method) or market.

         (f)       Patents and Trademarks
                   ----------------------

                   Patents and trademarks are recorded at cost and are amortized on a straight-line basis over their useful lives. Such costs, net of accumulated amortization, are included in other assets, net in the accompanying balance sheets.

         (g)       Property, Plant and Equipment
                   -----------------------------

                   Property, plant and equipment is carried at cost. Plant and equipment is depreciated using the straight-line method over the estimated useful lives of the assets.

                   Repairs and maintenance costs are charged to operations as incurred.

    ---------------------------------------------------------

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

         (h)       Research and Development
                   ------------------------

                   Research and development costs are charged to expense when incurred.

         (i)       Accounting for Income Taxes
                   ---------------------------

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

         (j)       Use of Estimates
                   ----------------

                   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         (k)       Stock-Based Compensation
                   ------------------------

                   Prior to September 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On September 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair- value based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

         (l)       Loss Per Share
                   --------------

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

         -----------------------------------------------------

         (m)       Long-Lived Assets To Be Disposed Of
                   -----------------------------------

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

         (n)       Financial Instruments
                   ---------------------

                   The carrying amounts of cash and cash equivalents and other current assets and current liabilities approximate fair value due to the short-term maturity of these instruments.

(2)  Liquidity
     ---------

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

(3)  Inventories
     -----------

         Inventories consisted of the following:

                                              1997             1996
                                              ----             ----


              Finished goods              $  481,660           954,997
              Work-in-process                490,621           490,396
              Materials and supplies         270,086           416,786
                                             -------           -------
                                          $1,242,367        $1,862,179
                                           =========          ========

(4)  Property, Plant and Equipment
     -----------------------------

         Property, plant and equipment consisted of the following:

                                                 1997                     1996
                                                 ----                     ----


         Land                      $           38,400                    38,400
         Building                             153,597                   153,597
         Building improvements                993,168                   952,837
         Office Equipment                   2,307,607                 2,244,694
         Furniture and equipment              534,232                   519,319
         Leasehold improvements               340,382                   340,382
         Sales equipment and
           diagnostic computers               587,348                   589,348
         Capitalized leases                   305,555                    49,268
                                            ---------                 ---------
                                            5,260,289                 4,887,845

         Less accumulated deprecia-
           tion and amortization            4,482,626                 4,336,147
                                            ---------                 ---------

         Net property, plant
           and equipment           $          777,663                   551,698
                                            =========                 =========

(5)  Accrued Expenses
     ----------------

         The components of accrued expenses consisted of the following:

                                                 1997                     1996
                                                 ----                     ----
         Accrued salaries, wages and
         payroll taxes             $          287,933                   278,263
              Accrued audit fees               52,500                    60,000
              Other expenses                  138,157                    57,328
                                              -------                   -------
                                   $          478,590                   395,591
                                              =======                   =======

(6)  Deferred Revenues
     -----------------

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

(7)  Subordinated Debentures Due to T Partnership
     --------------------------------------------

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

    --------------------------------------------------------

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

         In September 1997, the Company borrowed an additional $100,000 from the T Partnership.

(8)  Capitalized Lease Obligations
     -----------------------------

         The Company has entered into lease commitments for equipment that meet the requirements for capitalization. The equipment has been capitalized and shown in property, plant and equipment in the accompanying 1997 balance sheet (see Note 3). The related obligations are also recorded in the accompanying balance sheet and are based upon the present value of the future minimum lease payments with interest rates of 13.7% to 17.1%. The net book value of equipment acquired under capitalized lease obligations was $264,867 and $43,520, respectively for the years ended August 31, 1997 and 1996.

     ----------------------------------------

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

(9)  Other Debt
     ----------

         The Company has borrowed $125,000 against the cash surrender value of a life insurance policy of the former Chairman of the Board of the Company. Interest on the loan is 6%. The loan plus accrued interest is recorded as a reduction in the policy's cash surrender value, which is included in other assets in the accompanying balance sheets.

(10)  Stock Options
      -------------

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

         In July 1994, the Company extended the expiration date of certain outstanding options held by two members of its Board of Directors. The extension, relating to a total of 44,500 shares of the Company's common stock, effected options having an exercise price per share of $.875 at the date of grant and a fair market value of $1.25 per share at the date of extension. The difference between the price at the date of grant and the fair market value at the date of the extension has been recorded as compensation expense and is being amortized over the extension period.

      ------------------------

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

         A summary of all stock option activity follows:

                                                Number
                                                  of              Option Price
                                                Shares             Per Share                Total


Year ended August 31, 1995:

       Granted                                  405,300           $ .81 -  1.14              407,025

       Cancelled or expired                     395,800            1.19 -  2.75              791,338

Outstanding at August 31,
1995                                            490,300             .81 -  5.00              698,761
                                                =======            ============              =======

Year ended August 31, 1996:

       Granted                                   12,900           $  .81 -  .88               10,794

       Exercised                                 23,500                     .88               20,563

Cancelled or expired                            129,700              .81 - 5.00              330,231

Outstanding at August 31,
1996                                            350,000              .81 - 2.75              358,761
                                                =======              ==========              =======

Year ended August 31, 1997:

       Granted                                   23,500           $  .81 - 1.13               21,643

       Cancelled or expired                      22,300              .81 - 1.50               20,113

Outstanding at August 31,
 1997                                           351,200              .81 - 2.75              353,791
                                                =======           =============              =======

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

                                        1997                  1996
                                     ---------              -------

Net loss - as reported        $     (1,354,942)       $     (892,940)
Net loss - pro forma                (1,357,590)             (893,624)

Loss per share - as reported  $          (0.21)       $        (0.14)
Loss per share - pro forma               (0.21)                (0.14)

       In accordance with SFAS No. 123, pro forma net income and earnings per share data reflect only options granted in 1996 and 1997.

       Therefore, the full impact of calculating compensation expense for stock options under SFAS No. 123 is not reflected in the pro forma amounts presented above since compensation expense for options granted prior to September 1, 1995 was not considered.

(11)    Employee Stock Purchase Plan
        ----------------------------

         The Company has an Employee Stock Purchase Plan (the "Plan") which provides for the issuance of a maximum of 75,000 shares of the Company's common stock which were made available for sale under the Plan's first offering.

         After the first offering, subsequent offerings were made upon the recommendation of the committee administering the Plan. Common stock can be purchased through employee- authorized payroll deductions at the lower of 85% of the fair market value of the common stock on either the first or last day of trading of the stock during the calendar year. It is the intention of the Company that the Plan qualify under Section 423 of the Internal Revenue Code. The Company's Board of Directors authorized extension of the Plan to January 1, 1998. During 1997, 1996 and 1995, 9,900, 2,866 and 2,476 shares, respectively, were purchased under the Plan.

(12)    Preferred Stock, Common Stock and Paid-in Capital
        -------------------------------------------------

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

(13)   Income Taxes
       ------------

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

         At August 31, 1997 and 1996, the tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are as follows:

        -----------------------

Deferred tax assets:
                                                1997              1996
                                                ----              ----

       Inventories                           $  93,000         155,000
       Accounts receivable, due to
         allowance for doubtful accounts        23,000           3,000
       Contribution carryover                   25,000          23,000
       Compensated absences                     31,000          30,000
       Federal and state net operating
         loss carryforwards                  2,390,000       2,209,000
       Research and development and
         investment tax credit
         carryforwards                         635,000         635,000
                                             ---------       ---------
       Total gross deferred tax assets       3,197,000       3,055,000

       Less valuation allowance              3,137,000       2,983,000
                                             ---------       ---------

       Net deferred tax assets                 60,000           72,000

Deferred tax liabilities:

       Excess of tax over financial
         statement depreciation              (60,000)          (72,000)
                                              ------            ------

       Net deferred tax              $           -0-               -0-
                                           =========        ==========

         At August 31, 1997, the Company had available federal net operating loss carryforwards, research and development and investment tax credit carryforwards that expire as follows:


                                 Net operating                    Research and
       Expiration                loss carry-                      development                Investment tax
       Date                      forwards                         credits                    credits

       1999                      $        -                           25,000                          _
       2000                               -                          275,000                     35,000
       2001                       4,417,000                          246,000                     43,000
       2002                       2,063,000                                -                          -
       2003                         690,000                                -                          -
       2004                         268,000                                -                          -
       2005                          46,000                                -                          -
       2006                         223,000                                -                          -
       2007                         454,000                                -                          -
       2008                         854,000                           11,000                          -
       2009                       1,368,000                                -                          -
       2010                       1,178,000                                -                          -
       2011                         589,000                                -                          -
       2012                       1,435,000                                -                          -
                                 ----------                        ---------                     ------
       Total                     13,585,000                          557,000                     78,000




(14)   Segment Data
       ------------

         The Company operates in one business segment. Export sales were approximately $1,828,000 in 1997, $2,324,000 in 1996 and $1,964,000 in
         1995. The major areas of export sales are as follows:

Region                   1997              1996                   1995
------                   ----              ----                   ----


Asia                $  448,507        $   459,947            $  419,601

Europe               1,201,036          1,592,469             1,301,582

South America           76,744            127,151               149,621

Other                  101,750            144,724                93,831

         Sales to the only domestic distributor of the Company's products totalled approximately $765,000 in 1995, representing approximately 11% of net sales. The agreement with this distributor was terminated on May 31, 1995 and, as such, there were no sales to this distributor in 1996 and 1997.

(15)     Commitments and Contingencies
         -----------------------------

  (a) The Company has agreements to lease equipment for use in the operations of the business under operating leases. The Company incurred rental expenses of approximately $105,000 in 1997, $116,000 in 1996 and $148,000 in 1995.

  The following is a schedule of future minimum rental payments for operating leases which expire through 2000:

                        1998                    8,294
                        1999                    4,150
                        2000                    4,150
                                               ------
                                               16,594

  (b) The Company is involved in certain claims and litigation arising in the normal course of business. Management believes, based on the opinion of counsel representing the Company in such matters, that, except for one claim, the outcome of such claims and litigation will not have a material effect on the Company's financial position and results of operations. The one exception is that in September 1997, a jury in Middlesex County of the Superior Court of New Jersey found the Company liable for age discrimination when it terminated an employee in April 1994. The jury awarded the terminated employee $283,000. In addition to the $283,000, the court awarded the plaintiff attorney's fees and expenses and prejudgment interest in the combined amount of approximately $47,990. The Company also incurred legal costs from September 1996 in the amount of approximately $115,665. The Company is considering taking an appeal, but has accrued all related costs to date in the accompanying financial statements.

  (c) In February 1997, the FDA conducted an inspection and audit of the Company. At the conclusion of the audit, the FDA issued a number of observations regarding violations of cGMP. On March 11, 1997, the FDA issued a Warning Letter to the Company requesting that prompt action be taken to correct the violations.

      ----------------------------------------

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



                                   Schedule II

                          ELECTRO-CATHETER CORPORATION

                        Valuation and Qualifying Accounts

                                                     Addition
                               Balance at            charged to
                               beginning             cost and                                    Balance at
                               of year               expenses             Write-offs             end of year
                               -------               --------             ----------             -----------


1997 Allowance for
doubtful accounts              $15,000               $142,848              $  5,778             $152,070

1996 Allowance for
doubtful accounts              $76,976                 39,383               101,179               15,000

1995 Allowance for
doubtful accounts              $21,776                 55,020                     -               76,796
                                ======                 ======               =======               ======



