Form 10-Q/A
period 1997-11-30
ELECTRO CATHETER CORP
filed 1998-10-08
CIK 32120

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                         -------------------------------
                                   FORM 10-Q/A
(mark one)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended November 30, 1997

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

           For the transition period from __________ to __________


                Commission File No. 0-7578

                          ELECTRO-CATHETER CORPORATION
                          ----------------------------
           (Exact name of the registrant as specified in its charter)

       New Jersey                                          22-1733406
       ----------                                          ----------

(State or other jurisdiction of                 (I.R.S. Employer Identification
incorporation or organization)                             No.)

2100 Felver Court, Rahway, New Jersey                           07065
---------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

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

                                 AMENDMENT NO. 1

The undersigned amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the quarterly period ended November 30, 1997, as set forth in the pages attached hereto:

PART I.

         Item 1.     Financial Statements (unaudited)
         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                          ELECTRO-CATHETER CORPORATION

                                TABLE OF CONTENTS



PART I.          FINANCIAL INFORMATION                               PAGE


Item 1.          Financial Statements (Unaudited):


                 Condensed Comparative Balance Sheets
                 November 30, 1997 and August 31, 1997                 1


                 Condensed Comparative Statements of Operations -
                 Three Months Ended November 30, 1997
                 and November 30, 1996                                 2


                 Condensed Comparative Statements of Cash Flows -
                 Three Months Ended November 30, 1997
                 and November 30, 1996                                 3


                 Notes to Condensed Financial Statements               4


Item 2.          Management's Discussion and Analysis of
                 Financial Condition and Results of Operations        7-10

PART I - FINANCIAL INFORMATION
------------------------------
ITEM 1. - FINANCIAL STATEMENTS
------------------------------

                          ELECTRO-CATHETER CORPORATION
                      CONDENSED COMPARATIVE BALANCE SHEETS
                      November 30, 1997 and August 31, 1997
                                   (Unaudited)

                                                      November 30,                          August 31,
                                                             1997                                1997
                  ASSETS

Current assets:
  Cash and cash equivalents                           $    15,883                           $    98,127
  Accounts receivable, net                                973,809                               988,859
         Inventories
           Finished goods          412,824                               481,660
           Work-in-process         646,127                               490,621
           Materials and supplies  286,957                               270,086
                                   -------                               -------
         Total inventories                              1,345,908                             1,242,367
         Prepaid expenses and
           other current assets                            83,370                               168,781
                                                        ---------                             ---------
Total current assets                                    2,418,970                             2,498,134

Property, plant and equipment, net                        746,804                               777,663
Other assets, net                                          91,838                                97,275
                                                        ---------                             ---------
Total assets                                            3,257,612                             3,373,072
                                                        =========                             =========


LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Current installments of subordinated
    debentures due to T Partnership,
    a related party                                        75,000                                   -0-
  Current installments of capitalized
    lease obligations                                      55,000                                50,734
  Accounts payable and accrued expenses                 1,135,723                             1,045,406
  Accrued litigation expenses                             443,820                               443,820
                                                        ---------                           -----------
Total current liabilities                               1,709,543                             1,539,960

Subordinated debentures due to
  T Partnership, a related party
  excluding current installments                        1,772,125                             1,747,125
Capitalized lease obligation, excluding
  current installments                                    203,691                               222,277
                                                        ---------                             ---------
Total liabilities                                       3,685,359                             3,509,362
                                                        ---------                             ---------

Stockholders' deficiency:
  Common stock                                            638,361                               638,361
  Additional paid-in capital                           10,682,008                            10,682,008
  Accumulated deficit                                 (11,748,116)                          (11,456,659)
  Total stockholders' deficiency                         (427,747)                             (136,290)
  Total liabilities and stockholders'
    deficiency                                        $ 3,257,612                           $ 3,373,072
                                                        =========                             =========




See accompanying notes to condensed financial statements.


                                                    ELECTRO-CATHETER CORPORATION
                                           CONDENSED COMPARATIVE STATEMENTS OF OPERATIONS
                                                             (Unaudited)


                                                                                           Three Months Ended
                                                                                               November 30,

                                                                                1997                                1996
                                                                                ----                                ----
Net revenues, including product
         sales, research and development
         revenues and license fees                                       $  1,335,313                        $  1,677,750
Cost of revenues                                                              864,846                             814,995
                                                                         ------------                        ------------

                  Gross profit                                                470,467                             862,755

Operating expenses:
         Selling, general and                                                 526,050                             593,833
         administrative                                                       163,018                             212,567
                                                                         ------------                         -----------
         Research and development
                                                                             (218,601)                             56,355
                  Operating income (loss)

Other expense:
         Interest expense                                                     (72,856)                            (54,700)
                                                                               ------                              ------
         Net profit (loss)                                               $   (291,457)                              1,655
                                                                              =======                               =====

Net loss per common share                                                $      (0.05)                               0.00
                                                                                 ====                                ====

Dividends per share                                                              None                                None

Weighted average shares outstanding                                         6,383,611                           6,373,711
                                                                            =========                           =========



See accompanying notes to condensed financial statements.



                                                    ELECTRO-CATHETER CORPORATION
                                           CONDENSED COMPARATIVE STATEMENTS OF CASH FLOWS
                                                             (Unaudited)


                                                                                                 Three Months Ended
                                                                                                    November 30,

                                                                                        1997                     1996
                                                                                        ----                     ----
Cash flows from operating activities:

  Net profit (loss)                                                               $  (291,457)               $   1,655

Reconciliation of net profit (loss) to
  net cash (used in) provided by
  operating activities:

  Depreciation                                                                        32,508                    31,313
  Amortization                                                                         2,083                     2,083
  Changes in assets and liabilities:
         Decrease in accounts receivable, net                                         15,050                   105,643
         Increase in inventories                                                    (103,541)                  (82,243)
         Decrease (increase) in prepaid expenses
           and other current assets                                                   85,411                   (19,623)
         Decrease in other assets                                                      3,354                       172
         Decrease in deferred revenues                                                     -                  (144,293)
         Increase in accounts payable
           and accrued expenses                                                       90,317                   108,430
                                                                                    --------                  --------

Net cash (used in) provided by
  operating activities                                                             $(166,275)                    3,137
                                                                                   =========                     =====

Cash flows used in investing activities:
  Purchases of property, plant
    and equipment                                                                     (1,649)                  (40,447)
                                                                                     -------                   --------

Cash flows from financing activities:
  Proceeds from loan and warrants
    from T Partnership, a related party                                              100,000                       -0-
  Repayment of debentures and
    capitalized lease obligations                                                    (14,320)                  (76,836)
                                                                                     --------                 --------

Net cash provided by (used in)
  financing activities                                                                85,680                   (76,836)
                                                                                      ------                  --------

Net decrease in cash                                                                 (82,244)                 (114,146)
Cash at beginning of period                                                           98,127                   275,283
                                                                                      ------                   -------
Cash at end of period                                                              $  15,883                 $ 161,137
                                                                                      ======                   =======



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

Note 2   Subordinated Debentures
------   -----------------------

In September 1997 and again in December 1997, the Company borrowed additional amounts from the T Partnership, a related party, in each case in the amount of $100,000, under substantially the same terms and conditions as its previous borrowings, without issuing any additional warrants. Under the current arrangement, the Company is obligated to comply with a financial covenant to be tested on a monthly basis. Non-compliance by the Company with such covenant would allow the T Partnership to declare an event of default and accelerate repayment of indebtedness. The Company is currently in compliance with the covenant. The total indebtedness due to the T Partnership at November 30, 1997 was $1,847,125.

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

In February 1997, the FDA conducted an inspection and audit of Electro. At the conclusion of the audit, the FDA issued a number of observations regarding noncompliance by Electro with certain cGMP in the manufacture of its products. On March 11, 1997, the FDA issued a Warning Letter to Electro requesting that prompt action be taken to correct the violations. The areas of noncompliance include Electro's methods of investigation of device complaints, methods of validation of device sterilization, environmental monitoring procedures, methods of validation of extrusion processes which are used in the manufacture of certain of Electro's catheters and other quality assurance and record keeping requirements. Electro has communicated with the FDA its intentions to remedy the noncompliance, has established a plan and timetable to effectuate such establishment of certain validation protocols, revisions to Electro's Quality System and Quality System Manual, the implementation of a program for environmental testing, the purchase of equipment for extrusion process validation and the institution of file and record keeping protocols. A subsequent FDA inspection in September 1997 indicated that while substantial progress has been made, not all corrective actions have been completed. Electro is continuing in its efforts to complete such actions but there can be no assurance that Electro will be ready for any reinspection nor that Electro will pass any reinspection when it occurs. While Electro is currently under no restrictions by the FDA regarding the manufacture or sale of its products, Electro is unable to precisely determine the short-term economic impact of instituting the required corrective actions and there can be no assurance that the FDA will not take further action, including seizure of products, injunction and/or civil penalties, if the necessary corrective actions are not completed on a timely basis. At this time, Electro is unable to precisely determine the short-term adverse economic impact which will result from instituting the corrective actions, but the voluntary discontinuation of manufacturing of certain products and the delay in the sale of other products has adversely affected sales by an estimated 10%.

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

Merger
------

On October 23, 1997, the Company entered into a letter of intent with Cardiac Control Systems, Inc. ("CCS") a Delaware corporation, located in Palm Coast, Florida, to effect a merger of the two companies targeted toward the development and marketing of advanced specialty electrophysiology products. Currently, the structure of the transaction contemplates the merger of a newly-created, wholly-owned subsidiary of CCS into and with the Company as a result of which the Company shall become a wholly-owned subsidiary of CCS. The transaction further contemplates an exchange of common stock of the two companies, with two shares of CCS common stock, $.10 par value per share, to be exchanged for every three shares of the Company's common stock, $.10 par value per share. Upon closing of the transaction, $1 million of the Company's senior debt is intended to be converted into convertible preferred stock.

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

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------           ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

General
-------

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operations during the periods included in the accompanying financial statements.

Statements contained in and preceding management's discussion and analysis include various forward-looking information that is based on data currently available to management and management's beliefs and assumptions. When used in this report, the words "anticipates," "estimates, "believes," "plans," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are subject to risks and uncertainties, and the Company's actual results may vary materially from those anticipated, estimated or projected due to a number of factors, including, without limitation, the competitive environment for the Company's products and services, and other factors set forth in reports and other documents filed by the Company with the Securities and Exchange Commission from time to time.

Results of Operations
---------------------

General. On October 23, 1997, the Company entered into a letter of intent with ------- Cardiac Control Systems, Inc.,("CCS") a Delaware corporation located in Palm Coast, Florida, to effect a merger of the two companies targeted toward the development and marketing of advanced specialty electrophysiology products. Currently, the structure of the transaction contemplates the merger of a newly-created, wholly-owned subsidiary of CCS into and with the Company as a result of which the Company shall become a wholly-owned subsidiary of CCS. The transaction further contemplates an exchange of common stock of the two companies, with two shares of CCS common stock, $.10 par value per share, to be exchanged for every three shares of the Company's common stock, $.10 par value per share. Upon closing of the transaction, $1 million of the Company's senior debt is intended to be converted into convertible preferred stock.

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

Overview. Net revenues declined $342,437 (20.4%) for the three months ended -------- November 30, 1997 as compared to the three months ended November 30, 1996. Product revenues declined $232,040 (15.9%) and contract research and development revenues declined $144,293 (100.0%) for the three months ended November 30, 1997 as compared to the same period last year. This decline was partially offset by an increase in sales to an original equipment manufacturing

("OEM") customer ($12,042) and revenues from licensing certain of the Company's technology to a third party ($21,854). Sales. Direct domestic sales decreased $147,270 (14.5%) for the three months ended November 30, 1997 as compared to the same three months of the prior year. This decrease is attributed to the Company not having an approved electrophysiology ablation catheter, lack of new products (as the Company has focused its engineering efforts on contract research and development and OEM business), a continued decline in demand for the Company's older products in pacing and monitoring, backorders, as well as the impact of not replacing sales representatives who have left the Company. International revenues decreased $84,770 (19.1%) for the first three months of fiscal year 1998 as compared to the first three months of fiscal year 1997. The decline in international revenues is attributed to the lack of new products (as the Company has focused its engineering efforts on the contract research and development and OEM business), lower demand for the Company's electrophysiology products, product redesign problems, pricing pressure due to competition and backorders.

Gross Profits. Gross profit dollars decreased $392,288 (45.5%) for the three ------------- months ended November 30, 1997 as compared to the three months ended November 30, 1996. This decrease is primarily attributed to decreased production levels related to the lower sales volume. The gross profit percentage for the three months ended November 30, 1997 was 35.2% as compared to 51.4% for the three months ended November 30, 1996. The decreased production levels caused the cost of goods sold of the catheters to increase due to less efficient labor utilization and a greater amount of fixed overhead allocated to each catheter produced. The increased cost of goods sold is also attributable to write-offs of certain inventories which were scrapped for sterilization samples, evaluation and testing failures and the increased cost associated with regulatory compliance. The lower volume continues to adversely impact gross profit.

Selling, General and Administrative Expenses. Selling, general and ----------------------------------------------------- administrative expenses decreased $67,783 (11.4%) for the three months of the current year as compared to the same period in the prior year. This decrease primarily reflects lower domestic and international selling expenses, substantially attributable to the loss of field sales personnel that have not yet been replaced, and to cutbacks in international sales and marketing activities. This decrease was partially offset by increased expenses associated with efforts toward the merger with Cardiac Control Systems, Inc.

Engineering, Research and Development Expenses. Research and development ---------------------------------------------------- expenses decreased $49,549
(23.3%) for the three months ended November 30, 1997 as compared to the same three month period in the prior year. The decrease is primarily the result of decreased engineering efforts and lower material, supply, consulting and recruiting expenses. In the prior fiscal year, costs associated with contract research and development activities were charged to cost of revenues.

Other Income and Expenses. Interest expense increased as a result of the ---------------------------- increased borrowings from the T Partnership as well as interest paid on capitalized lease obligations.

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

Operating Trends and Uncertainties
----------------------------------

Sales. The ability of Electro to attain a profitable level of operations is ----- dependent upon expansion of sales volume, both domestically and internationally, and continued development of new and advanced products. Many countries in which Electro markets its products regulate the manufacture, marketing and use of medical devices. Electro intends to pursue product approval or registration procedures in countries where it is marketing its products. The international registration and approval process is normally accomplished in coordination with its international distributors. In order for Electro to continue to sell certain of its products in the nations of the European Economic Community (the "EEC") after June 14, 1998, Electro must obtain certification, the CE Mark, from the International Organization for Standardization. In the event that Electro is unable to obtain the CE Mark by such date it will be unable to sell certain of its products in the nations of the EEC and international sales (which account for approximately 17% of total revenues) should be adversely affected in Europe for some period of time. The effort to obtain the CE Mark is continuing and Electro is hopeful of obtaining this designation before June 14, 1998.

Year 2000 Issue. Electro is reviewing its computer programs and systems to --------------- ensure that the programs and systems will function properly and in compliance with Year 2000 capability requirements. Management of Electro presently believes that the Year 2000 issue will not pose significant operational problems for Electro's computer systems. The estimated cost of Electro's review and assessment efforts is not expected to be material to Electro's financial position or any year's result of operations, although there can be no assurance of this result. In addition, the Year 2000 issue may impact other entities with which Electro transacts business, and Electro cannot predict the effect of the Year 2000 issue on such entities.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                               ELECTRO-CATHETER CORPORATION

                                                /s/Ervin Schoenblum
                                                -------------------
Date:  October 8, 1998                          Ervin Schoenblum
                                                Acting President and
                                                Chief Operating Officer

                                                /s/Joseph P. Macaluso
                                                ---------------------
Date:  October 8, 1998                          Joseph P. Macaluso
                                                Chief Financial Officer