Form 10-Q/A
period 1998-02-28
ELECTRO CATHETER CORP
filed 1998-10-09
CIK 32120

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         ------------------------------
                                   FORM 10-Q/A

(Mark One)
[  X     ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR  15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended February 28, 1998

[        ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ___________ to ____________

                           Commission File No. 0-7578

                          ELECTRO-CATHETER CORPORATION
                          ----------------------------
                  (Exact name of the registrant as specified in its charter)

          New Jersey                                     22-1733406
          ----------                                     ----------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                           Identification No.)

2100 Felver Court, Rahway, New Jersey                       07065
-------------------------------------                       -----
(Address of principal executive offices)                   (Zip Code)

Registrant's Telephone No. including Area Code: 732-382-5600
                                                ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes       X                     No
                              ---

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date:

As of April 6, 1998, the number of shares outstanding of the Registrant's common stock was 6,390,389 shares, $.10 par value.

                                 AMENDMENT NO. 1

The undersigned hereby amends the following items, financial statements, exhibits or other positions of its Quarterly Report on Form 10-Q for the quarterly period ended February 28, 1998, as set forth in the pages attached hereto:

         PART I

             Item 1.           Financial Statements (unaudited)

             Item 2.           Management's Discussion and Analysis of Financial
                                    Condition and Results of Questions.

         PART II

             Item 6.           Exhibits and Reports on Form 8-K

                          ELECTRO-CATHETER CORPORATION

                                TABLE OF CONTENTS


PART I.           FINANCIAL INFORMATION                              PAGE
-------           ---------------------                              ----


Item 1.           Financial Statements (Unaudited)                    1

                  Condensed Comparative Balance Sheets
                  February 28, 1998 and August 31, 1997               2


                  Condensed Comparative Statements of Operations - Three and Six Months Ended February 28, 1998
                  and February 28, 1997                               3


                  Condensed Comparative Statements of Cash Flows -
                  Six Months Ended February 28, 1998 and
                  February 28, 1997                                  4-5


                  Notes to Condensed Financial Statements            6-8


Item 2.           Management's Discussion and Analysis of
                  Results of Operations and Financial Condition     9-12


PART II.          OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K                   12


Signatures                                                           13



                                                   PART I - FINANCIAL INFORMATION
                                                   ------------------------------


                                                    ELECTRO-CATHETER CORPORATION
                                                    ----------------------------
                                                CONDENSED COMPARATIVE BALANCE SHEETS
                                                ------------------------------------
                                                             (Unaudited)

                                                                       February 28,                           August 31,
                  ASSETS                                               1998                                   1997
                                                                       ------------                           ----


Current assets:
  Cash and cash equivalents                                            $      -0-                          $   98,127
  Accounts receivable, net                                                854,902                             988,859
         Inventories
           Finished goods                            329,770                              481,660
           Work-in-process                           845,105                              490,621
           Materials and supplies                    282,536                              270,086
                                                     -------                              -------
         Total inventories                                              1,457,411                           1,242,367
         Prepaid expenses and
           other current assets                                            60,196                             168,781
                                                                        ---------                           ---------
Total current assets                                                    2,372,509                           2,498,134

Property, plant and equipment, net                                        715,251                             777,663
Other assets, net                                                          93,836                              97,275
                                                                        ---------                           ---------
Total assets                                                            3,181,596                           3,373,072
                                                                        =========                           =========


LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Current installments of subordinated
    debentures due to T Partnership, a
    related party                                                         150,000                                 -0-
  Current installments of capitalized
    lease obligations                                                      63,672                              50,734
  Accounts payable and accrued expenses                                 1,207,390                           1,045,406
  Accrued litigation expenses                                             389,354                             443,820
                                                                        ---------                           ---------
Total current liabilities                                               1,810,416                           1,539,960

Subordinated debentures due to
  T Partnership, a related party,
  excluding current installments                                        1,897,125                           1,747,125
Capitalized lease obligation, excluding
  current installments                                                    236,603                             222,277
                                                                        ---------                           ---------
Total liabilities                                                       3,944,144                           3,509,362
                                                                        ---------                           ---------

Stockholders' deficiency:
  Common stock                                                            639,039                             638,361
  Additional paid-in capital                                           10,683,491                          10,682,008
  Accumulated deficit                                                 (12,085,078)                        (11,456,659)
  Total stockholders' deficiency                                         (762,548)                           (136,290)
  Total liabilities and stockholders'
    deficiency                                                        $ 3,181,596                        $  3,373,072
                                                                        =========                           =========




See accompanying notes to condensed financial statements.



                                                       ELECTRO-CATHETER CORPORATION
                                                       ----------------------------
                                              CONDENSED COMPARATIVE STATEMENTS OF OPERATIONS
                                              ----------------------------------------------
                                                                (Unaudited)



                                       Three Months Ended                                      Six Months Ended
                            February 28,               February 28,                  February 28,            February 28,
                                   1998                       1998                          1998                    1998

Net revenues                $ 1,314,696                $ 1,741,555                   $ 2,650,009             $ 3,419,305

Cost of goods
  sold                          852,213                    961,136                     1,717,059               1,776,131
                              ---------                  ---------                     ---------               ---------
Gross profit                    462,483                    780,419                       932,950               1,643,174

Operating
expenses:
  Selling, general
  and administra-
  tive                          590,417                    604,982                     1,116,467               1,198,815

  Research and
  development                   134,472                    235,214                       297,490                 447,781
                                -------                    -------                       -------                 -------
  Operating loss               (262,406)                   (59,777)                     (481,007)                 (3,422)

Other expenses:
  Interest
  expense                       (74,556)                   (60,789)                     (147,412)               (115,489)
                                 ------                     ------                       -------                 -------
  Net loss                  $  (336,962)               $  (120,566)                 $   (628,419)           $   (118,911)
                               =========                  =========                    =========               =========

Basic and
diluted loss
per share                   $     (0.05)               $     (0.02)                 $      (0.10)           $      (0.02)
                                 ======                     ======                        ======                  ======

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



                                                    ELECTRO-CATHETER CORPORATION
                                           CONDENSED COMPARATIVE STATEMENTS OF CASH FLOWS
                                                             (Unaudited)


                                                                                        Six Months Ended
                                                                       February 28, 1998                  February 28, 1997
                                                                       -----------------                  -----------------

Cash flows from operating activities:

  Net loss                                                             $ (628,419)                         $ (118,911)

Reconciliation of net loss to net cash used in operating activities:

         Depreciation                                                      64,497                              70,026
         Amortization                                                       4,167                               4,167

         Changes in assets and liabilities:

         Decrease in  accounts receivable, net                            133,957                              92,834
         (Increase) decrease in inventories                              (215,044)                            188,487
         Decrease (increase) in prepaid expenses
           and other current assets                                       108,585                            (205,385)
         (Increase) decrease in other assets                                 (728)                             10,107
         Decrease in deferred revenues                                        -0-                            (144,293)
         Increase (decrease) in accounts
           payable and accrued expenses                                   156,668                              93,387
                                                                          -------                              ------

Net cash used in operating activities                                   $(376,317)                             (9,581)
                                                                          -------                               -----

Cash flows from investing activities:
  Cash purchases of property, plant and
    equipment                                                              (2,085)                            (59,824)
                                                                            -----                              ------

Cash flows from financing activities:
  Stock purchase plan                                                       2,161                               3,682
  Proceeds from loan from T Partnership,
    a related party                                                       300,000                                 -0-
  Reductions of debt and capitalized lease
    obligations                                                           (21,886)                           (110,777)
                                                                           ------                             -------

Net cash provided (used in) by financing
activities                                                               (280,275)                           (107,095)
                                                                          -------                             -------

Net decrease in cash                                                      (98,127)                           (176,500)
Cash at beginning of period                                                98,127                             275,283
                                                                           ------                             -------
Cash at end of period                                                    $    -0-                          $   98,783
                                                                          =======                             =======

Interest paid                                                           $ 144,413                          $  112,321
Property, plant and equipment acquired
  under capitalized lease obligations                                   $  49,150                          $  196,125





See accompanying notes to condensed financial statements.

                          ELECTRO-CATHETER CORPORATION
                          ----------------------------

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------


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


Note 2   Subordinated Debentures
------   -----------------------

In September 1997, in December 1997, and in January 1998, the Company borrowed additional amounts from the T Partnership, a related party, in each case in the amount of $100,000, under substantially the same terms and conditions as its previous borrowings, without issuing any additional warrants. Under the current arrangement, the Company is obligated to comply with a financial covenant to be tested on a monthly basis. Noncompliance by the Company with such covenant would allow the T Partnership to declare an event of default and accelerate repayment of indebtedness. The Company is currently in compliance with the covenant. The total indebtedness due to the T Partnership at February 28, 1998 was $2,047,125.

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

In February 1997, the FDA conducted an inspection and audit of Electro. At the conclusion of the audit, the FDA issued a number of observations regarding noncompliance by Electro with certain cGMP in the manufacture of its products. On March 11, 1997, the FDA issued a Warning Letter to Electro requesting that prompt action be taken to correct the violations. The areas of noncompliance include Electro's methods of investigation of device complaints, methods of validation of device sterilization, environmental monitoring procedures, methods of validation of extrusion processes which are used in the manufacture of certain Electro's catheters and other quality assurance and record keeping requirements.

Electro has communicated with the FDA its intentions to remedy the noncompliance, has established a plan and timetable to effectuate such remediation and has diligently worked to take the necessary corrective actions; Electro's actions have included the establishment of certain validation protocols, revisions to Electro's Quality System and Quality System Manual, the implementation of a program for environmental testing, the purchase of equipment for extrusion process validation and the institution of file and record keeping protocols. A subsequent FDA inspection in September 1997 indicated that while substantial progress has been made, not all corrective actions have been completed. Electro is continuing in its efforts to complete such actions. There can be no assurance, however, that Electro will be ready for any reinspection when it occurs nor that Electro will pass any such reinspection when it occurs. While Electro is currently under no restrictions by the FDA regarding the manufacture or sale of its products, Electro is unable to precisely determine the short-term economic impact of instituting the required corrective actions and there can be no assurance that the FDA will not take further action, including seizure of products, injunction and/or civil penalties, if the necessary corrective actions are not completed on a timely basis. The voluntary discontinuation of manufacturing of certain products and the delay in the sale of other products has adversely affected sales by an estimated 10%.

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

Pending the Company's appeal, the plaintiff, in an effort to execute upon the judgment rendered in his favor, levied the Company's bank accounts, thereby freezing the available funds. Notwithstanding management's belief that the Company had arguments supporting its appeal, management weighed the considerable cash requirements of an appeal bond, the costs of continued efforts relative to the appeal, and the need to vacate the levies to satisfy the Company's immediate cash requirements against the likelihood of prevailing on its appeal and the terms of a possible settlement, and on April 8, 1998, the Company entered into a Settlement Agreement with the plaintiff. Under the key terms of the Settlement Agreement, the matter is deemed settled for the sum of $305,000 payable by a lump sum payment of $65,000 within five business days of the date of the Settlement Agreement with the balance, bearing interest at the rate of 6% per annum, payable in monthly installments of $10,000, plus interest, commencing July 1, 1998. A default in any monthly payment which remains unpaid for a period of ten days allows the plaintiff to declare a default and accelerate the payment of the entire outstanding balance with interest.

Merger
------

The Company entered into an Agreement and Plan of Reorganization, dated as of January 20, 1998, with Cardiac Control Systems, Inc. ("CCS"), a Delaware corporation located in Palm Coast, Florida, to effect a merger of the two companies targeted toward the development and marketing of advanced specialty electrophysiology products. Currently, the structure of the transaction contemplates the merger of a newly-created, wholly-owned subsidiary of CCS into and with the Company as a result of which the Company shall become a wholly-owned subsidiary of CCS.

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

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
-------           -------------------------------------------------------------
                  AND FINANCIAL CONDITION
                  -----------------------


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

Results of Operations
---------------------

General. The Company entered into an Agreement and Plan of Reorganization, dated ------- as of January 20, 1998, with Cardiac Control Systems, Inc., ("CCS") a Delaware corporation located in Palm Coast, Florida, to effect a merger of the two companies targeted toward the development and marketing of advanced specialty electrophysiology products. Currently, the structure of the transaction contemplates the merger of a newly-created, wholly-owned subsidiary of CCS into and with the Company as a result of which the Company shall become a wholly-owned subsidiary of CCS. The transaction further contemplates an exchange of common stock of the two companies, with two shares of CCS common stock, $.10 par value per share, to be exchanged for every three shares of the Company's common stock, $.10 par value per share. This exchange ratio is currently being reassessed. Upon closing of the transaction, $1 million of the Company's senior debt is intended to be converted into convertible preferred stock.

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

Overview.   Net   revenues   declined   $426,859(24.5%)and   $769,296   (22.5%),
-------- respectively, for the three and six months ended February 28, 1998 as compared to the same three and six months ended February 28, 1997. Product sales declined $270,408 (18.0%) and $502,448 (17.0%), respectively, for the three and six months ended February 28, 1998. Contract research and development revenues declined $159,471 (100%) and $303,764 (100%), respectively, for the three and six months ended February 28, 1998. Licensing fees declined $67,665 (100%) and $45,811 (46.0%), respectively, for the three and six months ended February 28, 1998. These decreases were partially offset by an increase in sales to an original equipment manufacturing ("OEM") customer in the amounts of $70,685 (440.3%) and $82,727 (149.9%), respectively, for the three and six months ended February 28, 1998.

Sales. Domestic sales decreased $132,398 (12.8%) and $279,668 ------ (13.6%),respectively, for the three and six months ended February 28, 1998 as compared to the same periods in the prior fiscal year. This decrease is attributed to the Company not having an approved electrophysiology ablation catheter, lack of new products, a continued decline in demand for the Company's older products in pacing and monitoring, backorders, as well as the impact of not replacing sales representatives who have left the Company. International sales decreased $138,010 (29.6%) and $222,780 (24.5%), respectively, for the three and six months ended February 28, 1998 as compared to the same periods last year. The decline in international revenues is attributed to the lack of new products, lower demand for the Company's electrophysiology products, product redesign problems, pricing pressure due to competition and backorders.

Gross Profits. Gross profit dollars decreased $317,936 (40.7%) and $710,224 ------------- (43.2%), respectively, for the three and six months ended February 28, 1998 as compared to the three and six months ended February 28, 1997. This decrease is primarily attributed to lower volume. The decreased production levels caused the cost of goods sold of the catheters to increase due to less efficient labor utilization and a greater amount of fixed overhead allocated to each catheter produced. The increased cost of goods sold is also attributable to write-offs of certain inventories which were scrapped for sterilization samples, evaluation and testing failures and increased costs associated with regulatory compliance. The lower volume continues to negatively impact gross profit.

Selling, General and Administrative Expenses. Selling, general and ---------------------------------------------------- administrative expenses decreased $14,565 (2.4%) and $82,348 (6.9%), respectively, for the three and six month periods ended February 28, 1998 as compared to the same periods last year. These decreases primarily reflect lower domestic and international selling expenses, substantially attributable to the loss of sales personnel that have not been replaced, and to cutbacks in international sales and marketing activities. This decrease was partially offset by expenses associated with the contemplated merger with Cardiac Control Systems, Inc.

Engineering, Research and Development Expenses. Research and development --------------------------------------------------- expenses decreased $100,742
(42.8%) and $150,291 (33.6%), respectively, for the three and six months ended February 28, 1998 as compared to the same periods last year. This decrease reflects the cutback in engineering activities. In the prior fiscal year, costs associated with contract research and development activities were charged to cost of revenues. There were no contract research and development activities during the six month period ended February 28, 1998.

Other Income and Expenses. Interest expense increased as a result of increased ------------------------- borrowings from the T Partnership as well as interest paid on capitalized lease obligations.

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

Pending the Company's appeal, the plaintiff, in an effort to execute upon the judgment rendered in his favor, levied on the Company's bank accounts, thereby freezing the funds. Notwithstanding management's belief that the Company had arguments supporting its appeal, management weighed the considerable cash requirements of an appeal bond, the costs of continued efforts relative to the appeal, and the need to vacate the levies to satisfy the Company's immediate cash requirements against the likelihood of prevailing on its appeal and the terms of a possible settlement, and on April 8, 1998, the Company entered into a Settlement Agreement with the plaintiff. Under the key terms of the Settlement Agreement, the matter is deemed settled for the sum of $305,000 payable by a lump sum payment of $65,000 within five business days of the date of the Settlement Agreement with the balance, bearing interest at the rate of 6% per annum, payable in monthly installments of $10,000, plus interest, commencing July 1, 1998. A default in any monthly payment which remains unpaid for a period of ten days allows the plaintiff to declare a default and accelerate the payment of the entire outstanding balance with interest.

The Company's ability to continue with its plans is contingent upon its ability to either obtain sufficient cash flow from operations, obtain additional financing, or consummate a combination with another company. The Company has had difficulty in paying its obligations and, as a result, has delayed payments to some vendors. The Company continues to evaluate its plans to obtain funds. Consummation of the merger is subject, among other things, to: (i) raising sufficient capital to support the product development efforts of both companies;
(ii) declaration of the effectiveness of the registration statement filed with the Securities and Exchange Commission in connection with the merger; (iii) the approval of the transaction by the shareholders of Electro; (iv) the receipt of all required regulatory approvals by the two companies.

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

Operating Trends and Uncertainties
----------------------------------

Sales. The ability of Electro to attain a profitable level of operations is ------ dependent upon expansion of sales volume, both domestically and internationally, and continued development of new and advanced products. Many countries in which Electro markets its products regulate themanufacture, marketing and use of medical devices. Electro intends to pursue product approval or registration procedures in countries where is it marketing its products. The international registration and approval process is normally accomplished in coordination with its international distributors. In order for Electro to continue to sell certain of its products in the nations of EEC after June 14, 1998, Electro must obtain certification, the CE Mark, from the International Organization for Standardization. In the event that Electro is unable to obtain the CE Mark by such date it will be unable to sell certain of its products in the nations of the EEC and international sales (which account for approximately 17% of total revenues) should be adversely affected in Europe for some period of time. The effort to obtain the CE Mark is continuing and Electro is hopeful of obtaining this designation before June 14, 1998.

Year 2000 Issue. Electro is reviewing its computer programs and systems to ---------------- ensure that the programs and systems will function properly and by in compliance with Year 2000 capability requirements. Management of Electro presently believes that the Year 2000 issue will not pose significant operational programs for Electro's computer systems. The estimated cost of Electro's review and assessment efforts is not expected to be material to Electro's financial position or any year's result of operations, although there can be no assurance of this result. In addition, the Year 2000 issue may impact other entities with which Electro transacts business, and Electro cannot predict the effect of the Year 2000 issue on such entities.

PART II.          OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a) The exhibits filed or incorporated by reference as part of this Quarterly Report on Form 10-Q are listed in the attached Index of Exhibits.

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


                                     ELECTRO-CATHETER CORPORATION



                                     /s/Ervin Schoenblum
                                     -------------------
Date:  October 9, 1998               Ervin Schoenblum
                                     Acting President & Chief Operating Officer


                                     /s/Joseph P. Macaluso
                                     ---------------------
Date:  October 9, 1998               Joseph P. Macaluso
                                     Chief Financial Officer

                               INDEX TO EXHIBITS


10.1 Agreement and Plan of Reorganization dated as of January 20,1998 among the Company, Cardiac Control Systems, Inc. and CCS Subsidiary, Inc.