Form 10-Q/A
period 1998-05-31
ELECTRO CATHETER CORP
filed 1998-10-09
CIK 32120

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

Registrant's Telephone No. including Area Code: 732-382-5600
                                                 -----------

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

                                 AMENDMENT NO. 1

The undersigned hereby amends the following items, financial statements, exhibits or other positions of its Quarterly Report on Form 10-Q for the quarterly period ended May 31, 1998, as set forth in the pages attached hereto:

         PART I

             Item 1.           Financial Statements (unaudited)

             Item 2.           Management's Discussion and Analysis of Results
                                   of Questions.

         PART II

             Item 6.           Exhibits and Reports on Form 8-K

                          ELECTRO-CATHETER CORPORATION
                          ----------------------------

                                TABLE OF CONTENTS
                                -----------------


PART I.           FINANCIAL INFORMATION                           PAGE
-------           ---------------------                           ----


Item 1.           Financial Statements (Unaudited)


                  Condensed Comparative Balance Sheets
                  May 31, 1998 and August 31, 1997                    1


                  Condensed Comparative Statements of Operations - Three and Nine Months Ended May 31, 1998
                  and May 31, 1997                                    2


                  Condensed Comparative Statements of Cash Flows -
                  Nine Months Ended May 31, 1998 and May 31, 1997     3


                  Notes to Condensed Financial Statements            4-7


Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations      8-12


PART II.          OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K                    13


                                                   PART I - FINANCIAL INFORMATION
                                                    Item I. FINANCIAL STATEMENTS

                                                    ELECTRO-CATHETER CORPORATION
                                                CONDENSED COMPARATIVE BALANCE SHEETS
                                                             (Unaudited)

                  ASSETS                                               May 31,                             August 31,
                                                                       1998                                1997
                                                                       ----                                ----

Current assets:
  Cash and cash equivalents                                            $         -                                 $   98,127
  Accounts receivable, net                                                 759,133                                    988,859
         Inventories
           Finished goods                            447,388                                     481,660
           Work-in-process                           575,201                                     490,621
           Materials and supplies                    310,497                                     270,086
                                                     -------                                     -------
         Total inventories                                               1,333,086                                   1,242,367
         Prepaid expenses and
           other current assets                                             64,885                                     168,781
                                                                         ---------                                   ---------
Total current assets                                                     2,157,104                                   2,498,134

Property, plant and equipment, net                                         684,002                                     777,663
Other assets, net                                                          276,238                                      97,275
                                                                         ---------                                   ---------
Total assets                                                             3,117,344                                   3,373,072
                                                                         =========                                   =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of subordinated
    debentures due to T Partnership,
    a related party                                                        225,000                                         -0-
  Current installments of capitalized
    lease obligations                                                       65,629                                      50,734
  Accounts payable and accrued expenses                                  1,382,143                                   1,045,406
  Accrued litigation expenses                                              288,400                                     443,820
                                                                         ---------                                   ---------
Total current liabilities                                                1,961,172                                   1,539,960

Subordinated debentures due to
  T Partnership, a related party,
  excluding current installments                                         1,922,125                                   1,747,125
Capitalized lease obligation,
  excluding current installments                                           219,285                                     222,277
Total liabilities                                                        4,102,582                                   3,509,362

Stockholders' deficiency:
  Common stock                                                             639,039                                     638,361
  Additional paid-in capital                                            10,683,491                                  10,682,008
  Accumulated deficit                                                  (12,307,768)                                (11,456,659)
                                                                        ----------                                  ----------
  Total stockholders' deficiency                                       (   985,238)                                (   136,290)
                                                                        ----------                                  ----------
  Total liabilities and
    stockholders' deficiency                                           $ 3,117,344                                 $ 3,373,072
                                                                         =========                                   =========






See accompanying notes to condensed financial statements.


                                                    ELECTRO-CATHETER CORPORATION
                                           CONDENSED COMPARATIVE STATEMENTS OF OPERATIONS
                                                             (Unaudited)


                                                Three Months Ended                                  Six Months Ended
                                                     May 31,                                          May 31,

                                   1998                               1997               1998                        1997
                                   ----                               ----               ----                        ----

Net revenues                   $ 1,502,537                        $ 1,718,954       $ 4,152,546                 $ 5,138,259

Cost of goods sold               1,119,482                          1,082,277         2,836,541                   2,858,408
                                 ---------                          ---------         ---------                   ---------

Gross profit                       383,055                            636,677         1,316,005                   2,279,851

Operating
expenses:
  Selling, general
  and administrative               409,404                            561,074         1,525,871                   1,759,889
  Research and development         118,734                            225,198           416,224                     672,979
                                   -------                            -------           -------                     -------

Operating loss                    (145,083)                          (149,595)         (626,090)                   (153,017)

Other expenses:
  Interest expense                 (77,607)                           (70,073)         (225,019)                   (185,562)
                                   -------                            -------          --------                    --------


  Net loss                     $  (222,690)                       $  (219,668)      $  (851,109)                $  (338,579)
                                 =========                          =========         =========                   =========

Basic and diluted
 loss per share               $     (0.03)                       $     (0.03)      $     (0.13)                 $     (0.05)
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



                                                    ELECTRO-CATHETER CORPORATION
                                           CONDENSED COMPARATIVE STATEMENTS OF CASH FLOWS
                                                             (Unaudited)


                                                                                          Nine Months Ended
                                                                                               May 31,
                                                                              1998                      1997
                                                                              ----                      ----

Increase (decrease) in cash: Cash flows from operating activities:
  Net loss                                                             $    (851,109)            $     (338,579)
  Adjustments:
         Depreciation                                                         95,746                    107,658
         Amortization of deferred charge                                       6,250                      6,250
  Changes in assets and liabilities:
         Decrease (increase) in accounts
           receivable, net                                                   229,726                   (131,067)
         (Increase) decrease in inventories                                  (90,719)                   393,392
         Decrease (increase) in prepaid expenses and
           other current assets                                              103,896                   (174,642)
         (Increase) decrease in other assets                                (185,213)                    14,105
         Decrease in deferred revenues                                           -0-                   (144,293)
         Increase in accounts payable and accrued
           expenses                                                          230,467                    163,563
                                                                             -------                    -------

  Net cash used in operating activities                                     (460,956)                  (103,613)
                                                                             -------                    -------

Cash flows from investing activities:
  Cash purchases of property,
    plant and equipment                                                      ( 2,085)                   (66,756)
                                                                              ------                     ------

  Net cash used in investing activities                                      ( 2,085)                   (66,756)

Cash flows from financing activities:

  Proceeds from Stock Purchase Plan                                            2,161                      3,682
  Proceeds from loan from T Partnership,
    a related party                                                          400,000                    100,000
  Reductions of debt and capitalized
    lease obligations                                                        (37,247)                  (119,384)
                                                                              ------                    -------

  Net cash (used in) provided by
    financing activities                                                     364,914                    (15,702)
                                                                             -------                     ------

  Net decrease in cash                                                       (98,127)                  (186,071)

Cash at beginning of period                                                   98,127                    275,283
                                                                              ------                    -------

Cash at end of period                                                            -0-                    185,561

Interest paid                                                           $    221,420             $      185,561
                                                                             =======                    =======

Property, plant and equipment acquired under
  capitalized lease obligations                                         $     49,150             $      196,125
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

In February 1997, the FDA conducted an inspection and audit of the Company's facilities and practices as a result of which the FDA issued a Warning Letter regarding non-compliance by the Company with certain cGMP in the manufacture of its products. Electro communicated with the FDA its intentions to remedy the non-compliance, established a plan and timetable to effectuate remediation and has diligently worked to take the necessary corrective actions. A subsequent FDA
-
inspection in September 1997 indicated that while substantial progress has been made, not all corrective actions have been completed. The Company is continuing in its efforts to complete such actions and it is Electro's intention to inform the FDA by late September 1998 that it is has completed such actions and is ready for reinspection. There can be no assurance, however, that the Company will be ready for any reinspection in September 1998 nor that it will pass any such reinspection when it occurs. While the Company is currently under no restrictions by the FDA regarding the manufacture or sale of its products, the Company is unable to precisely determine the short-term economic impact of instituting the required corrective actions and there can be no assurance that the FDA will not take further action, including seizure of products, injunction and/or civil penalties, if the necessary corrective actions are not completed on a timely basis. At this time, the Company is unable to precisely determine the short-term adverse economic impact which will result from instituting the corrective actions, but the voluntary discontinuation of manufacturing of certain products and the delay in the sale of other products has adversely affected sales by an estimated 10%.

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

Merger
------

The Company entered into an Agreement and Plan of Reorganization, dated as of January 20, 1998 (the "Merger Agreement"), with Cardiac Control Systems, Inc. ("CCS"), a Delaware corporation located in Palm Coast, Florida, to effect a merger of the two companies targeted toward the development and marketing of advanced specialty electrophysiology products. A subsequent amendment of the Merger Agreement was entered into on May 5, 1998. Currently, the structure of the transaction contemplates the merger of a newly-created, wholly-owned subsidiary of CCS into and with the Company as a result of which the Company shall become a wholly-owned subsidiary of CCS and the stockholders of the Company will become stockholders of Catheter Technology Group, Inc. ("CTG"), a Delaware corporation and parent holding company of CCS, to be formed as a part of a restructuring in connection with the merger. By virtue of the merger, each outstanding share of common stock, $.10 par value, of the Company will be converted into the right to receive one-fifth of a share of common stock $.10 par value of CTG. Pursuant to the restructuring, CTG will succeed to all rights and obligations of CCS and will become the successor issuer of CCS such that stockholders of CCS will become stockholders of CTG. Subsequent to the restructuring, it is intended that CTG will undergo a 1 for 5 reverse stock split reducing the number of shares of common stock, $.10 par value, of CTG (the "CTG Common Stock") outstanding to approximately 529,748 shares. By virtue of the merger, subsequent to the reverse stock split to receive one-fifth of a share of CTG Common Stock, effectively equal to an even exchange of shares prior to such reverse stock split.

Upon closing of the transaction, $1 million of the Company's senior debt is intended to be redeemed by: (a) the issuance by the surviving subsidiary corporation in the merger (the "Surviving Subsidiary") to the T Partnership of an aggregate of 1,000 shares of Series A 9% preferred stock, no par value (the "Series A Preferred Stock") of the Surviving Subsidiary, which shares shall have a liquidation value equal to, and shall be issued in redemption of, $1.0 million of the indebtedness and shall be convertible into shares of CTG Common Stock at a conversion price equal to 120% of the price per share of the CTG Common Stock used as the basis for the consideration given (whether in the form of issued stock, if any, or warrants, provided the exercise price of the warrant reflects the current market value of the CTG Common Stock, or otherwise) in exchange for any capital raised in satisfaction of the financing contingency to the merger ;
(b) the delivery to the T Partnership of a CTG 9% conditional promissory note pursuant to which CTG is obligated to pay only those amounts which are due but not paid to the holders of the Series A Preferred Stock, or in the event of certain other non-monetary defaults such as bankruptcy, liquidation, a sale of substantially all assets, a change of ownership of the surviving subsidiary, or a default in the herein below mentioned secured promissory note (any payment or conversion of the Series A Preferred Stock shall be deemed a payment on the conditional note, and any principal or interest payments on the conditional note shall be deemed redemptions and payments under the Series A Preferred Stock, with the result being that CCS shall not be obligated to make aggregate payments with respect to both the Series A Preferred Stock and conditional note, in excess of $1.0 million plus interest); and (c) the delivery to the T Partnership of a secured promissory note made by CTG in an amount not to exceed $1.3 million (which amount shall be the remaining amount of The Company's secured indebtedness to the T Partnership exclusive of the amount redeemed under (a) above), bearing interest at the rate of 12% per annum payable quarterly, the principal amount of which shall be due and payable three years from the date of execution of such note (the terms of the security for the note have yet to be agreed upon).

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

International sales should be adversely affected in Europe (approximately 17% of total revenues) for about the next six months as the Company was not able to obtain the "CE" Mark on its products on a timely basis, in order to continue to sell into this market. The effort to obtain the "CE" Mark is continuing and the Company is hopeful of obtaining this designation before the end of the calendar year on itsmajor products in order to continue selling into this market. However, there can be no assurance that the Company will obtain the "CE" Mark or maintain the same level of revenue upon receiving the "CE" Mark as it did previously.

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

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------           -------------------------------------------------
                    CONDITION AND RESULT OF OPERATIONS
                    ----------------------------------

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

Results of Operations
---------------------

General. The Company entered into an Agreement and Plan of Reorganization dated ------- as of January 20, 1998 (the "Merger Agreement") with Cardiac Control Systems, Inc. ("CCS"), a Delaware corporation located in Palm Coast, Florida, to effect a merger of the two companies targeted toward the development and marketing of advanced specialty electrophysiology products. A subsequent amendment of the Merger Agreement was entered into on May 5, 1998. Currently, the structure of the transaction contemplates the merger of a newly-created, wholly-owned subsidiary of CCS into and with the Company as a result of which the Company shall become a wholly-owned subsidiary of CCS and the stockholders of the Company will become stockholders of Catheter Technology Group, Inc. ("CTG"), a Delaware corporation and parent holding company of CCS, to be formed as part of a restructuring in connection with the merger. By virtue of the merger, each outstanding share of common stock, $.10 par value, of the Company will be converted into the right to receive one-fifth of a share of common stock $.10 par value of CTG. Pursuant to the restructuring, CTG will succeed to all rights and obligations of CCS and will become the successor issuer of CCS such that stockholders of CCS will become stockholders of CTG. Subsequent to the restructuring, it is intended that CTG will undergo a 1 for 5 reverse stock split reducing the number of shares of common stock, $.10 par value, of CTG (the "CTG Common Stock") outstanding to approximately 529,748 shares. By virtue of the merger, subsequent to the reverse stock split, each outstanding share of common stock, $.10 par value, of the Company will be converted into the right to receive one-fifth of a share of CTG Common Stock, effectively equal to an even exchange of shares prior to such reverse stock split.

Upon closing of the transaction, $1 million of the Company's senior debt is intended to be redeemed by: (a) the issuance by the surviving subsidiary corporation in the merger (the "Surviving Subsidiary") to the T Partnership of an aggregate of 1,000 shares of Series A 9% preferred stock, no par value (the "Series A Preferred Stock") of the Surviving Subsidiary, which shares shall have a liquidation value equal to, and shall be issued in redemption of, $1.0 million of the indebtedness and shall be convertible into shares of CTG Common Stock at a conversion price equal to 120% of the price per share of the CTG Common Stock used as the basis for the consideration given (whether in the form of issued stock, if any, or warrants, provided the exercise price of the warrant reflects the current market value of the CTG Common Stock, or otherwise) in exchange for any capital raised in satisfaction of the financing contingency to the merger;
(b) the delivery to the T Partnership of a CTG 9% conditional promissory note pursuant to which CTG is obligated to pay only those amounts which are due but not paid to the holders of the Series A Preferred Stock or in the event of certain other non-monetary defaults such as bankruptcy, liquidation, a sale of substantially all assets, a change of ownership of the surviving subsidiary, or a default in the herein below mentioned secured promissory note (any payment or conversion of the Series A Preferred Stock shall be deemed a payment on the conditional note, and any principal or interest payments on the conditional note shall be deemed redemptions and payments under the Series A Preferred Stock, with the result being that CCS shall not be obligated to make aggregate payments with respect to both the Series A Preferred Stock and conditional note, in excess of $1.0 million plus interest); and (c) the delivery to the T Partnership of a secured promissory note made by CTG in an amount not to exceed $1.3 million (which amount shall be the remaining amount of The Company's secured indebtedness to the T Partnership exclusive of the amount redeemed under (a) above), bearing interest at the rate of 12% per annum payable quarterly, the principal amount of which shall be due and payable three years from the date of execution of such note (the terms of the security for the note have yet to be agreed upon).

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

Overview.   Net  revenues   declined  $216,417  (12.6%)  and  $985,713  (19.2%),
-------- respectively, for the three and nine months ended May 31, 1998 as compared to the three and nine months ended May 31, 1997. Product revenues increased $31,210 (2.1%) for the three months ended May 31, 1998 as compared to the same three month period in the prior fiscal year. However, product revenues decreased $471,238 (10.7%) for the nine months ended May 31, 1998 as compared to the same period in the prior fiscal year. Contract research and development declined $240,529 (100%) and $544,293 (100%), respectively, for the three and nine months ended May 31, 1998 as compared to the three and nine months ended May 31, 1997. Licensing fees and royalty income increased $11,902 for the three months ended May 31, 1998 and declined $33,309 for the nine month period. For the nine months ended May 31, 1998 sales to an original equipment manufacturing ("OEM") customer increased $63,727, however, revenues from this customer declined $19,000 for the three month period ended May 31, 1998.

Sales. Domestic sales decreased $74,266 (7.4%) and $353,934 (11.6%) for the ------ three and nine months ended May 31, 1998, respectively, as compared to the same periods in the prior year. These decreases are primarily due to the Company not having an approved electrophysiology ablation catheter, lack of new products, a continued decline in demand for the Company's older products in pacing and monitoring, backorders, as well as the impact of not replacing sales representatives who have left the Company. International revenues decreased $117,304 (8.6%) for the first nine months of fiscal year 1998 as compared to the first nine months of fiscal year 1997. The decline in international revenues for the nine month period is attributed to the lack of new products, lower demand for the Company's electrophysiology products, product redesign problems, lower prices due to competition and backorders. For the three months ended May 31, 1998, international revenues increased $105,476 (23.5%) as compared to the three months ended May 31, 1997. This increase is attributed to new business in countries where the Company has had representation and the timing of orders from distributors. This increasing trend is not expected to continue in the near term. International sales should be adversely affected in Europe (approximately 17% of total revenues) for about the next six months as the Company was not able to obtain the "CE" Mark on its products on a timely basis, in order to continue to sell into this market.

The Company's insufficient financing has hampered its ability to introduce new products to market and to correct the redesign issues, in order to maintain sales at its prior levels.

Gross Profits. Gross profit dollars decreased $253,622 (39.8%) and $963,846 ------------- (42.3%), respectively, for the three and nine months ended May 31, 1998 as compared to the three and nine months ended May 31, 1997. This decrease is primarily attributed to decreased production levels related to the lower sales volume. The decreased production levels caused the cost of goods sold of the catheters to increase due to less efficient labor utilization and a greater amount of fixed overhead allocated to each catheter produced. The increased cost of goods sold is also attributable to write-offs of certain inventories which were scrapped for sterilization samples, evaluation and testing failures and the increased cost associated with regulatory compliance. The lower volume continues to negatively impact gross profit.

Selling, General and Administrative Expenses. Selling, general and ----------------------------------------------------- administrative expenses decreased $151,670 (27.0%) and $234,018 (13.3%), respectively, for the three and nine months ended May 31, 1998 as compared to the same periods last year. The three months ended May 31, 1998 includes an adjustment of $144,068 to reclassify expenses associated with the merger to other assets (see Note 2 to Notes to the Condensed Financial Statements). Excluding this adjustment, selling, general and administrative expenses decreased only $35,602 (6.3%) for the three months ended May 31, 1998 as compared to the three months ended May 31, 1997. The decreases primarily reflects lower domestic and international selling expenses substantially attributable to the loss of field sales personnel that have not yet been replaced and cutbacks in international activities.

Engineering, Research and Development Expenses. Research and development ---------------------------------------------------- expenses decreased $106,464
(47.3%) and $256,755 (38.2%), respectively, for the three and nine months ended May 31, 1998 as compared to the same periods in the prior fiscal year. This decrease reflects the lower level of R&D efforts. The decrease is primarily attributed to decreased personnel and lower material, supply, consulting and recruiting expenses. In the prior fiscal year, costs associated with billable research and development activities were charged to cost of revenues. There were no contract research and development activities during the nine months ended May 31, 1998.

Other Income and Expenses. Interest expense increased as a result of the ---------------------------- increased borrowings from the T Partnership and interest on capitalized lease obligations.

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

Operating Trends and Uncertainties
----------------------------------

Sales. The ability of Electro to attain a profitable level of operations is ------ dependent upon expansion of sales volume, both domestically and internationally, and continued development of new and advanced products. Many countries in which Electro markets its products regulate the manufacture, marketing and use of medical devices. Electro intends to pursue product approval or registration procedures in countries where is it marketing its products. The international registration and approval process is normally accomplished in coordination with its international distributors. In order for Electro to continue to sell certain of its products in the nations of the European Economic Community (the "EEC") after June 14, 1998, Electro must obtain certification, the CE Mark, from the International Organization for Standardization. In the event that Electro is unable to obtain the CE Mark by such date it will be unable to sell certain of its products in the nations of the EEC and international sales (which account for approximately 17% of total revenues) should be adversely affected in Europe for some period of time. The effort to obtain the CE Mark is continuing and Electro is hopeful of obtaining this designation before June 14, 1998. However, there can be no assurance that Electro will obtain the CE Mark or maintain the same level of revenue upon receiving the CE Mark as it did previously.

Year 2000 Issue. Electro is reviewing its computer programs and systems to ---------------- ensure that the programs and systems will function properly and be in compliance with Year 2000 capability requirements. Management of Electro presently believes that the Year 2000 issue will not pose significant operational problems for Electro's computer systems. The estimated cost of Electro's review and assessment efforts is not expected to be material to Electro's financial position or any year's result of operations, although there can be no assurance of this result. In addition, the Year 2000 issue may impact other entities with which Electro transacts business, and Electro cannot predict the effect of the Year 2000 issue on such entities.

PART II.          OTHER INFORMATION
--------          -----------------

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K
-------        --------------------------------

       (a) The exhibits filed or incorporated by reference as part of this Quarterly Report on Form 10-Q are listed in the attached Index of Exhibits.

       (b) The Company did not file any Current Reports on Form 8-K during the period reviewed by this Quarterly Report on Form 10-Q.

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


                                     ELECTRO-CATHETER CORPORATION



                                     /s/Ervin Schoenblum
Date:  October 9, 1998               Ervin Schoenblum
                                     Acting President & Chief Operating Officer


                                     /s/Joseph P. Macaluso
Date:  October 9, 1998              Joseph P. Macaluso
                                     Chief Financial Officer

                                INDEX TO EXHIBITS


10.1 First Amendment to the Agreement and Plan of Reorganization dated May 5, 1998 among the Company, Cardiac Control Systems, Inc. and CCS Subsidiary, Inc.