Form 10-K
period 1998-08-31
ELECTRO CATHETER CORP
filed 1998-12-04
CIK 32120

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ---------------------

                                    FORM 10-K


X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the fiscal year ended August 31, 1998. OR TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

           For the transition period from_________to__________

                             Commission File No. 0-7578

                           ELECTRO-CATHETER CORPORATION
                           ----------------------------
             (Exact name of the Registrant as specified in Charter)

      New Jersey                                              22-1733406
      ----------                                              ----------
(State or other jurisdiction                        (I.R.S. Employer ID Number)
  of Incorporation or organization)

2100 Felver Court, Rahway, New Jersey                           07065
-------------------------------------                           -----
(Address of Principal Executive Offices)                     (Zip Code)

Registrant's Telephone Number, including Area Code: 732-382-5600

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT
                                  Common Stock
                            $.10 par value per share

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

The aggregate market value of the Registrant's common stock, $.10 par value, held by non-affiliates as of November 30, 1998 is $1,684,830.

As of November 30, 1998, the number of shares outstanding of the Registrant's common stock was 6,390,389 shares, $.10 par value.

                                     PART I

FORWARD LOOKING INFORMATION
---------------------------

Electro-Catheter Corporation ("Electro" or the "Company") desires to provide investors with meaningful and useful information. As a result, this Report contains certain statements which describe the Company's belief concerning future business conditions and the outlook for the Company based on currently available information. Many of the statements, other than statements of historical facts, included in this report are forward-looking statements, including, without limitation, those regarding the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations. Wherever possible, the Company has identified these "forward-looking" statements (as defined in Section 21E of the Securities Exchange Act of 1934) by words such as "anticipates," "believes," "estimates," "expects," and similar expressions. These forward-looking statements are subject to risks and uncertainties which could cause the Company's actual results, performance and achievements to differ materially from those expressed in, or implied by, these statements. These risks and uncertainties include, but are not limited to, the following: the financial strength of the industry, demand for the Company's products, the competitive pricing environment within the industry and the Company's ability to develop, market and sell new products. The Company assumes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

The Company markets its cardiovascular catheters and other catheters worldwide. Export sales were approximately $1,559,000 in fiscal year 1998, $1,828,000 in fiscal year 1997, and $2,324,000 in fiscal year 1996, representing approximately 29%, 27% and 32% of net revenues in such fiscal years, respectively.

Merger
------

The Company entered into an Agreement and Plan of Reorganization dated as of January 20, 1998, with Cardiac Control Systems, Inc. ("Cardiac" or "CCS"), a Delaware corporation located in Palm Coast, Florida, to effect a merger of the two companies targeted toward the development and marketing of advanced specialty electrophysiology products. The structure of the transaction contemplates the merger of a newly-created, wholly-owned subsidiary of CCS into and with the Company as a result of which the Company shall become a wholly-owned subsidiary of CCS and the stockholders of the Company will become stockholders of Catheter Technology Group, Inc. ("CTG"), a Delaware corporation and parent holding company of CCS, formed as part of a restructuring in connection with the merger. By virtue of the merger, each outstanding share of common stock, $.10 par value, of the Company will be converted into the right to receive one-fifth of a share of common stock $.10 par value of CTG. Pursuant to the restructuring, CTG will succeed to all rights and obligations of CCS and stockholders of CCS will become stockholders of CTG. Pursuant to the restructuring, it is intended that CCS will undergo a 1 for 5 reverse stock split reducing the number of shares of common stock, $.10 par value, of CCS outstanding to approximately 529,748 shares. By virtue of the merger, subsequent to the reverse stock split, each outstanding share of common stock, $.10 par value, of the Company will be converted into the right to receive one-fifth of a share of CTG Common Stock, effectively equal to an even exchange of shares prior to such reverse stock split. Upon consummation of the merger, CTG plans to issue stock in a public offering. It is expected that the merger will be accounted for using the purchase method of accounting as a reverse acquisition with the Company deemed to be the accounting acquiror as its stockholders will receive the largest portion of the voting rights in CTG. Accordingly, the Company has deferred costs associated with the merger. If the merger is not consummated, such costs will be recognized as expense in that period.

Consummation of the merger is subject to a number of conditions, many of which have already been met. Among conditions remaining to be satisfied are: (i) the securing of a minimum of $4.0 million in financing in addition to any existing debt obligations of both Cardiac and Electro; and (ii) the receipt of all required regulatory approvals by the two companies. The stockholders of each of Electro and Cardiac approved the merger at the respective Special Meetings of such Stockholders held on November 16, 1998.

The merger is scheduled to be completed on or about the end of December 1998, although there is no assurance the merger will be completed by then, or at all.

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

In over thirty-seven years of business, Electro has sold well over two million catheters. The current selling prices for the products marketed by the Company typically range from thirty-five to five hundred dollars.

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

The Company markets its Circuit Breaker steerable catheters with temperature control for catheter ablation for international distribution only. These catheters are compatible with most radiofrequency generators. Due to certain development issues, clinical trials scheduled for 1998 were delayed. The Company plans to begin clinical trials in the U.S. in 1999 in order to seek approval to market these catheters domestically.

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

Sales, Marketing and Distribution Methods
-----------------------------------------

The Company markets, sells and distributes its products domestically through its own sales force. At November 30, 1998, the Company employed 2 salespersons in the field and a home office staff of marketing and sales support of 3 people. The Company also employs an International Marketing Manager based in Europe on an independent contractor basis. The principal customers for the Company's products are hospitals whose purchasing decisions are determined on the basis of assessment of the products by the physicians. No one customer accounted for more than ten percent of the Company's net revenues for fiscal years 1998, 1997 and 1996. International markets are serviced by a network of independent distributors. Electro also sells its products to OEM customers, performs contract research and development work for third parties and engages in licensing of its technology to third parties.

While export sales have contributed significantly to Electro's net sales in fiscal years 1998, 1997 and 1996, Electro has not effected substantial penetration of the domestic electrophysiology market which is attributable, in part, to its lack of an FDA-approved ablation catheter. Electro's focus on engineering efforts in contract research and development and its OEM business has also contributed to lower domestic sales together with lower demand for older products in pacing and monitoring.

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

5,358,479                                            Multiform Twistable Tip                   10/25/94
                                                       Deflectable Catheter

5,571,085                                            Steerable Open Lumen                      11/5/96
                                                       Catheter

5,718,701*                                           Ablation Electrode                         2/17/98

---------------
*owned jointly with another party

Although Electro holds such patents, it believes that its business as a whole is not materially dependent upon patent protection. However, Electro will continue to seek such patents as it deems advisable to protect its research and development efforts and to market its products. Electro believes that it is not infringing on any other party's patent. However, there can be no assurance that current and potential competitors will not apply for patents or additional proprietary rights relating to materials or processes used by Electro.

Electro develops new products as a result of its own analysis of the needs of the market which it serves and as a result of needs perceived by physicians and researchers who work with Electro on the design and development of the devices and systems needed by them. In certain instances, Electro pays the cooperating physician or researchers a royalty based upon the revenues derived from the sales of the product to others.

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

Research and Development
------------------------

The Company's research and development activities are devoted primarily to the design and development of new products and enhancements to existing products. For the three years ended August 31, 1998, the Company incurred aggregate direct expenses of approximately $2,419,000 for research and development activities, including new product development, of which approximately $527,000 was attributable to fiscal year 1998, $882,000 to fiscal year 1997 and $1,010,000 to fiscal year 1996. All of such activities were sponsored by the Company. The major portion of such expenses was related to salaries and other expenses of personnel employed on a regular basis in research and development efforts. During fiscal years 1997 and 1996, the Company performed research and development and pre-production planning for an unrelated medical device company for which services the Company recognized $544,293 and $155,707 in revenues in such years, respectively. The costs associated with these revenues are shown in cost of sales and, as such, are not included in research and development expenses. In May 1997, the agreement-in-principle to perform contract research and development work for the medical device company, which work commenced in June 1996, was terminated at the request of the other company. The terms of the agreement-in-principle called for the other company to pay Electro a monthly fee of $150,000 for a period of one year. A definitive agreement was never executed. Electro received $600,000 for the work it had performed prior to termination and an additional $100,000 termination fee. As a result of the termination, the Company's revenues were adversely affected.

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

Insurance
---------

Electro maintains comprehensive general liability insurance coverage in the amount of $5,000,000 and products liability coverage in the amount of $2,000,000. Electro believes that such coverages are adequate and reasonable; however, no assurance can be given that the products liability coverage will be sufficient to protect Electro's assets against claims by users of its products or that Electro will be able to maintain such coverage (or obtain additional coverage) in the future at reasonable premium rates or at all, in which case its assets will be at risk in the event of successful claims by users of its products. Furthermore, Electro's liability coverage may not cover costs incurred by Electro under its product warranties (see "Product Warranties") or costs incurred by Electro in the event of a product recall.

Electro has no pending, threatened or actual claims as of this date, nor is Electro aware of any current circumstances that might give rise to such claims. However, Electro could be exposed to possible claims for personal injury or death resulting from the sale or subsequent malfunction of allegedly defective products.

Employees
---------

At November 30, 1998, the Company had 68 full-time employees. Of the total employees, 46 were engaged in manufacturing and quality control, 9 in general administration and executive activities, 8 in engineering and research and development, and 5 in sales and marketing. The Company is not a party to any collective bargaining agreement and considers its relations with its employees to be good.

Government Regulation
---------------------

     Federal Regulations. The products developed by the Company come under the ---------------------jurisdiction of the Food and Drug Administration (the
"FDA") of the United States Department of Health and Human Services, as well as other Federal, state and local agencies and similar health authorities in foreign countries. The regulations promulgated by such agencies govern the introduction of new medical devices and modifications to approved devices, the observances of certain standards with respect to the manufacture and labeling of such devices, the maintenance of certain records and the reporting of potential product defects.

The Federal Food, Drug and Cosmetics Act, as amended (the "FDA Act"), regulates manufacturers of medical devices. The Company's products are medical devices within the meaning of such Act. An amendment to the FDA Act providing for the classification of medical devices and the establishment of standards relating to their safety and effectiveness, scientific review of certain devices and the registration of manufacturers and others has been in effect since 1976 and has been supplemented by the Safe Medical Devices Act of 1991. Under these provisions, a manufacturer must obtain approval from the FDA of a new medical device before it can be marketed, which approval process requires, in the case of certain classes of medical devices, that the safety and efficacy of such devices be demonstrated by the manufacturer to the FDA through the conduct of an FDA-approved clinical evaluation program. Under certain circumstances, the cost of obtaining such approval may be high and the process lengthy and no assurance can be given that approval will be obtained. Although the Company has received FDA approval to market its principal existing products, or is exempt from formal approval requirements as provided by law for those devices already in distribution before May 28, 1976, there can be no assurance that the Company will receive the requisite approvals to market additional products. Furthermore, any substitution by the Company of its current sources for certain raw materials utilized in its production processes will, if such substitution results in a change in the composition of the material, be subject to FDA approval, and there can be no assurance that such approvals will be obtained.

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

In addition, certain other classes of medical devices must comply with industry-wide performance standards with respect to safety and efficacy promulgated by the FDA. The FDA has not yet developed industry-wide performance standards with respect to the safety and efficacy of those products manufactured by the Company which will be subject to such standards. When, and if, such standards are adopted, the Company will be required to submit data demonstrating compliance with the standards (during which period the Company may be permitted to continue to market products which have been previously approved by the FDA).

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

In February 1997, the FDA conducted an inspection and audit of the Company. At the conclusion of the audit, the FDA issued a number of observations regarding violations of cGMP. On March 11, 1997, the FDA issued a Warning Letter (the "FDA Warning Letter") to the Company requesting that prompt action be taken to correct the violations.

The areas of noncompliance include Electro's methods of investigation of device complaints, methods of validation of device sterilization, environmental monitoring procedures, methods of validation of extrusion processes which are used in the manufacture of certain of Electro's catheters and other quality assurance and record keeping requirements. Electro has communicated with the FDA its intentions to remedy the noncompliance, has established a plan and timetable to effectuate such remediation and has diligently worked to take the necessary corrective actions; Electro's actions have included the establishment of certain validation protocols, revisions to Electro's Quality System and Quality System Manual, the implementation of a program for environmental testing, the purchase of equipment for extrusion process validation and the institution of file and record keeping protocols. A subsequent FDA inspection in September 1997 indicated that, while substantial progress had been made, not all corrective actions had been completed. Electro is continuing in its efforts to complete such actions and it is our intention to inform the FDA, before the end of 1998 that such actions have been completed and that the Company is ready for reinspection. There can be no assurance that Electro will be ready for such reinspection before the end of 1998 nor that Electro will pass any such reinspection when it occurs. While Electro is currently under no restrictions by the FDA regarding the manufacture or sale of its products, Electro is unable to precisely determine the short-term economic impact of instituting the required corrective actions and there can be no assurance that the FDA will not take further action, including seizure of products, injunction and/or civil penalties, if the necessary corrective actions are not completed on a timely basis. While Electro is unable to precisely estimate whether and to what extent adverse economic impact may result from instituting the corrective actions, the voluntary discontinuation of manufacturing of certain products and the delay in the sale of other products has adversely affected sales by an estimated 10%.

Until all corrective actions required under the FDA Warning Letter have been taken, the FDA will not consider new products for approval. However, Electro's insufficient financing for research and development efforts over the last few years have limited its ability to produce new products and, consequently, no FDA approvals are currently sought. We believe that it will have completed the corrective actions by the time a product for which FDA approval would be required is produced.

     Foreign Regulations. Many countries in which Electro markets its products -------------------- regulate the manufacture, marketing and use of medical devices. Electro intends to pursue product approval or registration procedures for its new products in countries where it is marketing existing products as well as for new and existing products in additional countries where it believes there is a market for its products. The international registration and approval process is normally accomplished in coordination with its international distributors. Continued sale of certain of Electro's products in the member nations of the European Economic Community ("EEC") after June 14, 1998, required receipt of the CE Mark certification from the International Organization of Standardization ("ISO"). Since CE Mark certification was not received by Electro by June 14, 1998, Electro has suffered a loss of sales in the EEC. Several months ago, Electro and Cardiac submitted an application requesting CE Mark certification for Cardiac to sell Electro's steerable line of catheters, as manufacturer, with Electro acting as vendor to Cardiac in such regard. CE Mark certification was granted on October 26, 1998, and issued in the name of Cardiac. Cardiac and Electro anticipate having product with CE Mark certification available for shipment in early 1999. Electro and Cardiac have also recently submitted applications for CE Mark certification for many of Electro's additional products. However, there can be no assurance that CE Mark certification for the additional products will be obtained or that the pre-June 1998 sales levels will be recaptured.

Export sales of devices that have not received FDA marketing clearance generally are subject to export permit requirements. In order to obtain such a permit, Electro must provide the FDA with documentation from the medical device regulatory authority of the country in which the purchaser is located, stating that the sale of the device is not in violation of the country's medical device laws. In April 1996, new legislation was enacted to permit the export of devices not approved in the U.S., if the product complies with the laws of the country and as long as the products are approved by any of the industrialized countries specified in the export reform legislation. Electro has received such clearance for its Circuit Breaker steerable catheter with temperature control for ablation and is currently distributing it outside the U.S.; sales of Electro's Circuit Breaker steerable catheter for the fiscal years ended August 31, 1998, 1997 and 1996 were approximately $81,000, $87,000 and $180,000, respectively.

The Company is also subject to various Federal, state and local laws pertaining to such matters as safe working conditions, environmental protection, fire hazard control and other regulations. The Company is not aware of any such regulations with which it is not in compliance.

Backlog
-------

Electro does not operate with significant backlog. The majority of product shipments in a quarter relate to orders received in that quarter. The Company's actual product shipments depend on its production capacity, manufacturing yields and component availability, among other factors. At November 30, 1998, the Company had a backlog of orders for its products which aggregated to approximately $275,000, as compared to approximately $772,000 at November 30, 1997. The prior year's total included orders totaling $308,000 from two hospitals which had placed an annual order but now order on a monthly basis.

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

The Company's catheter ablation product is not yet approved for marketing in the U.S., but some competitors have developed products, specifically for use in catheter ablation, which are approved in the U.S. Due to certain development issues, clinical trials scheduled for 1998 were delayed. The Company plans to begin its clinical trials for ablation in 1999 in order to seek approval to market these catheters domestically. The costs to perform such clinical trials are estimated at $150,000 which Electro anticipates would be funded from financing obtained in connection with the merger. The primary competitive factors relative to other catheter ablation products are technical superiority, financial resources, the timing of regulatory approval, commercial introduction and quality. The Company's competitive position also depends on its ability to attract and retain qualified personnel, develop effective proprietary products and implement production and marketing plans. The Company hopes that it can effectively compete in this market.


Item 2.           Properties
-------           ----------

The Company's principal manufacturing facility and executive offices are located at 2100 Felver Court, Rahway, New Jersey, in premises which it purchased in 1976. This property secures part of the indebtedness to The T Partnership (see
Note 7 of the Notes to the Financial Statements). The Company also leases a 10,000 square foot facility located in Avenel, New Jersey. The lease for the Avenel facility is on a month-to-month basis. These two premises are suitable for all of the Company's current and foreseeable production, development and administrative functions.

Item 3.           Legal Proceedings
-------           -----------------

The Company is currently a party to certain litigation incident to the normal conduct of its business. In March 1997, a female employee of Electro, holding the position of field sales representative, filed a complaint against Electro with the Equal Employment Opportunity Commission (the "EEOC") alleging sex discrimination. In October 1997, subsequent to Electro's response to the allegations and to the EEOC's investigation thereof, the EEOC dismissed the complaint upon a finding that no violation had occurred. In February 1998, the employee filed a lawsuit against the Company making the same allegations as in her EEOC complaint. In light of the foregoing and based upon management's discussions with its counsel on this matter, management believes that the allegations are groundless and that the final outcome of such litigation will not have a material adverse effect on Electro's financial position.

Item 4.           Submission of Matters to a Vote of Security Holders
-------           ---------------------------------------------------

         (a) A Special Meeting of Stockholders was held on November 16, 1998 (the "Special Meeting").

         (b) Not applicable because the meeting did not involve the election of directors.

         (c) At the Special Meeting, the Company's Stockholders voted in favor of the approval and adoption of the Agreement and Plan of Reorganization dated as of January 20, 1998, as amended, and in favor of authorizing the Board of Directors to adjourn the Special Meeting to further solicit proxies, if necessary. The vote was as follows:

                                                                                                                Broker
                                               For               Against                 Abstain               Non-votes

Proposal to Approve                         3,851,025               83,972                 5,605                111,074
and adopt the Agreement
and Plan of Reorganization

Proposal to Authorize Board
of Directors to Adjourn                     3,982,667               28,034                10,975

         (d)    Not applicable

                                     PART II

Item 5.         Market for the Company's Common Stock and Related
-------         -------------------------------------------------
                Security Holder Matters
                -----------------------

The Company's common stock has been listed historically on The NASDAQ Stock Market ("NASDAQ") and traded in the over-the-counter market under the symbol "ECTH". However, on March 3, 1997, the Company was advised by The NASDAQ Stock Market that the Company's common stock listing would be deleted because the Company was not in compliance with NASDAQ's bid price or, in the alternative, book value requirements. The delisting was effected on August 27, 1997. The Company is currently listed on the NASD OTC Bulletin Board Service which allows market makers to enter quotes and trade securities that do not meet NASDAQ qualification requirements. The table below shows for the periods indicated the closing figures of the Company's stock, for each of the fiscal quarters.


                                           FISCAL 1998                                   FISCAL 1997
                                           -----------                                   -----------

Quarter                         High                       Low                    High                Low

  1                             47/64                      1/2                  1 13/16               47/64
  2                              1/2                       3/8                  1 3/8                 13/16
  3                              9/16                      3/8                  1 1/16                11/16
  4                              1/2                       3/8                  15/16                  5/16

         Through November 30, 1998, the end of the first quarter of fiscal year 1999, the high and low prices during the quarter were 3/8 and 5/32 respectively.

         On November 30, 1998, the number of shareholders of record was 693.

         No cash dividends have been declared by the Registrant during the last five fiscal years nor does the Company plan to pay dividends in the near future.

Item 6.           Selected Financial Data
-------           -----------------------

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

                                                                       YEAR ENDED AUGUST 31,

                                                 1998                1997                   1996               1995            1994
                                                 ----                ----                   ----               ----           -----
                                                     (in thousands, except per share data)

Net revenues...........                         $5,347             $ 6,648                 $ 7,362         $ 7,263         $ 7,248
Net loss............                            (1,077)             (1,355)                   (892)         (1,136)         (1,372)
Working capital.....                               285                 958                   2,025            2,505          2,362
Total assets........                             3,183               3,373                   3,893            4,382          4,270
Long term liabilities......                      2,444               1,969                   1,485            1,200            638
Loss per share......                            ($0.17)             ($0.21)                 ($0.14)          ($0.18)        ($0.24)

Dividends on common stock                          none               none                   none              none           none

Weighted average number
of shares of common
stock and common stock
equivalents outstanding                           6,388             6,380                 6,354              6,027           5,711



ITEM 7.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------             -------------------------------------------------
                    CONDITION AND RESULTS OF OPERATIONS
                    -----------------------------------


Results of Operations
---------------------

Year Ended August 31, 1998 Compared to Year Ended August 31, 1997

General. The following is management's discussion and analysis of certain ------- significant factors which have affected Electro's financial condition and results of operations during the periods included in the accompanying financial statements.

Statements contained in and preceding management's discussion and analysis include various forward-looking information that is based on data currently available to management and management's beliefs and assumptions. When used in this report, the words "anticipates," "estimates," "believes," "plans," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are subject to risks and uncertainties, and Electro's actual results may vary materially from those anticipated, estimated or projected due to a number of factors, including, without limitation, the competitive environment for Electro's products and services, and other factors set forth in reports and other documents filed by Electro with the Securities and Exchange Commission from time to time.

Merger. Electro entered into an Agreement and Plan of Reorganization dated as of ------ January 20, 1998 with Cardiac, to effect a merger of the two companies targeted toward the development and marketing of advanced specialty electrophysiology products. Currently, the structure of the transaction contemplates the merger of a newly-created, wholly-owned subsidiary of Cardiac into and with Electro as a result of which Electro shall become a wholly-owned subsidiary of Cardiac and the stockholders of Electro will become stockholders of CTG, a Delaware corporation and parent holding company of Cardiac, to be formed as part of a restructuring in connection with the merger. By virtue of the merger, each outstanding share of common stock of Electro will be converted into the right to receive one-fifth of a share of common stock of CTG. Pursuant to the restructuring, CTG will succeed to all rights and obligations of Cardiac and will become the successor issuer of Cardiac such that stockholders of Cardiac will become stockholders of CTG. Pursuant to the restructuring, it is intended that Cardiac will undergo a 1 for 5 reverse stock split reducing the number of shares of common stock of Cardiac outstanding to approximately 529,748 shares. By virtue of the merger, subsequent to the reverse stock split, each outstanding share of common stock of Electro will be converted into the right to receive one-fifth of a share of CTG common stock, effectively equal to an even exchange of shares prior to such reverse stock split.

Upon closing of the transaction, $1,000,000 of Electro's senior debt is intended to be redeemed by: (a) the issuance by the surviving subsidiary corporation in the merger (the "Surviving Subsidiary") to The T Partnership of an aggregate of 1,000 shares of Series A 9% preferred stock, no par value (the "Series A Preferred Stock") of the Surviving Subsidiary, which shares shall have a liquidation value equal to, and shall be issued in redemption of, $1.0 million of the indebtedness and shall be convertible into shares of CTG common stock at a conversion price equal to 120% of the price per share of the CTG common stock used as the basis for the consideration given (whether in the form of issued stock, if any, or warrants, provided the exercise price of the warrant reflects the current market value of the CTG common stock, or otherwise) in exchange for any capital raised in satisfaction of the financing contingency to the merger;
(b) the delivery to The T Partnership of a CTG 9% conditional promissory note pursuant to which CTG is obligated to pay only those amounts which are due but not paid to the holders of the Series A Preferred Stock or in the event of certain other non-monetary defaults such as bankruptcy, liquidation, a sale of substantially all assets, a change of ownership of the Surviving Subsidiary, or a default in the herein below mentioned secured promissory note (any payment or conversion of the Series A Preferred Stock shall be deemed a payment on the conditional note, and any principal or interest payments on the conditional note shall be deemed redemptions and payments under the Series A Preferred Stock, with the result being that Cardiac shall not be obligated to make aggregate payments with respect to both the Series A Preferred Stock and conditional note, in excess of $1.0 million plus interest); and (c) the delivery to The T Partnership of a secured promissory note made by CTG in an amount not to exceed $1.3 million (which amount shall be the approximate remaining amount of the Company's secured indebtedness to The T Partnership exclusive of the amount redeemed under (a) above), bearing interest at the rate of 12% per annum payable quarterly, the principal amount of which shall be due and payable three years from the date of execution of such note (the terms of the security for the note have yet to be agreed upon). As a result of the issuance of Series A Preferred Stock, The T Partnership shall be entitled to receive dividends. In addition, pursuant to the terms of the Merger Agreement, The T Partnership shall be entitled to reimbursement for cash advances provided to Electro in the amount of $200,000, or any greater amount as may be agreed to by Electro and Cardiac, in writing, which may have been extended by The T Partnership between May 1, 1998 and the completion of the merger for the purpose of operating capital.

Consummation of the merger is subject to a number of conditions, many of which have already been met. Among conditions remaining to be satisfied are: (i) the securing of a minimum of $4.0 million in financing in addition to any existing debt obligations of both Cardiac and Electro; and (ii) the receipt of all required regulatory approvals by the two companies. The stockholders of each of Electro and Cardiac approved the merger at the respective Special Meetings of such stockholders held on November 16, 1998.

Cardiac develops, manufactures and sells a broad line of implantable cardiac pacemakers, pacemaker leads and related products which Electro management believes are complementary to its own product lines. Electro believes the merger may allow certain efficiencies to improve operating performance and that the broader product line may provide for a more effective marketing and distribution process. There can be no assurance, however, that consummation of the merger will yield positive operating results in the future.

Sales. Net revenues declined $1,301,396 (19.6%) for the fiscal year ended August ----- 31, 1998 as compared to the prior fiscal year. Product revenues declined $751,390 (12.8%) for the fiscal year ended August 31, 1998 as compared to the fiscal year ended August 31, 1997. Contract research and development declined $544,293 (100%) for the year. Licensing fees and royalty income also decreased $22,670 (20.7%) for the same period. For the fiscal year ended August 31, 1998 sales to an OEM customer increased $16,957 (14.0%) as compared to the fiscal year ended August 31, 1997.

Domestic sales decreased $462,741 (11.5%) for the twelve months ended August 31, 1998 as compared to the same period in the prior fiscal year. This decrease is primarily due to Electro not having an approved electrophysiology ablation catheter, lack of new products, a continued decline in demand for Electro's older products in pacing and monitoring, backorders, as well as the impact of not replacing sales representatives who have left Electro. International sales decreased $268,651 (14.7%) in fiscal year 1998 as compared to the same prior period. The decline in international sales is attributed to the lack of new products, lower demand for Electro's electrophysiology products, product
redesign   problems  and  lower  prices  due  to  competition   and  backorders.
Additionally, sales in the fourth quarter were negatively affected by the inability to obtain the CE Mark. Since Electro has not yet obtained the CE Mark certification and is now unable to sell certain of its products in the nations of the EEC (which accounted for approximately 14%, 17% and 21% of total revenues for fiscal years 1998, 1997 and 1996, respectively), international sales have been adversely affected in Europe. Several months ago, Electro and Cardiac submitted an application requesting CE Mark certification for Cardiac to sell Electro's steerable line of catheters, as manufacturer, with Electro acting as vendor to Cardiac in such regard. CE Mark certification was granted on October 26, 1998, and issued in the name of Cardiac. Cardiac and Electro anticipate having product with CE Mark certification available for shipment in early 1999. Electro and Cardiac have also recently submitted applications for CE Mark certification for many of Electro's additional products. However, there can be no assurances that CE Mark certification for the additional products will be obtained or that the pre-June 1998 sales levels will be recaptured. Electro's lack of financing has severely hampered its ability to introduce new products to market and correct the redesign issues in order to maintain previous sales levels.

Gross Profit. Gross profit dollars decreased $868,833 (33.3%) for the fiscal ------------- year ended August 31, 1998 as compared to the fiscal year ended August 31, 1997. This decrease is primarily attributed to decreased production levels related to the lower sales volume in addition to write-offs of certain inventories which were scrapped for sterilization samples, evaluation and testing failures and the increased cost associated with regulatory compliance. The lower volume continues to negatively impact gross profit.

Selling, General and Administrative Expenses. Selling, general and ---------------------------------------------------- administrative expenses decreased $409,659 (17.2%) for the fiscal year ended August 31, 1998 as compared to the previous fiscal year. The decrease primarily reflects lower domestic and international selling expenses substantially attributable to the departure of field sales personnel that have not yet been replaced and cutbacks in international activities.

Engineering, Research and Development Expenses. Research and development ---------------------------------------------------- expenses decreased $354,721
(40.2%) for the twelve months ended August 31, 1998 as compared to the same period in the prior fiscal year. This decrease reflects the lower level of research and development efforts. The decrease is primarily attributed to the decreased personnel and lower material, supply, consulting and recruiting expenses. In the prior fiscal year, costs associated with billable research and development activities were charged to cost of revenues.

Other Income and Expenses. Interest expense increased as a result of the ---------------------------- increased borrowings from The T Partnership and interest on capitalized lease obligations relative to equipment.

Fiscal year 1997 included expenses in connection with an age discrimination litigation against Electro. All costs associated with this litigation were recorded in the financial statements for the fiscal year ended August 31, 1997. No costs were recorded in fiscal year 1998.

Year Ended August 31, 1997 Compared to Year Ended August 31, 1996

Results of Operations
---------------------

Sales. Net revenues declined $713,998 (9.7%) for the fiscal year ended August ----- 31, 1997 as compared to the fiscal year ended August 31, 1996. Product revenues declined $1,148,149 (16.4%) for the year in addition to a decline in revenues from an OEM customer of $64,133. These declines were partially offset by an increase in contract research and development revenues of $388,586, which included the $100,000 termination fee described previously and $109,698 received from licensing certain of the Company's technology.

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





Liquidity and Capital Resources
-------------------------------

At August 31, 1998, working capital decreased $673,007 to $285,167 from the fiscal year ended August 31, 1997. The current ratio was 1.1 to 1 at August 31, 1998 as compared to 1.6 to 1 at August 31, 1997. Net cash used in operating activities was $377,173 for the fiscal year ended August 31, 1998 as compared to

$37,025 for the fiscal year ended August 31, 1997. This increase in cash required for operations is primarily attributed to the increase in Electro's operating loss for the fiscal year and an increase in deferred merger costs. Electro was able to satisfy its cash requirements with borrowings from The T Partnership, cost saving measures (especially in the sales and marketing area where departed sales personnel have not been replaced) cash on hand and extension of its accounts payable.

In April 1998, rather than await a decision of its appeal, Electro settled a certain age-discrimination lawsuit to which it was a party and under which judgment, at the trial level, had been entered against it in the amount of approximately $330,990. Under the key terms of the Settlement Agreement, the matter was settled for the sum of $305,000 payable as follows: (i) by a lump sum payment of $65,000 within five business days of the date of the Settlement Agreement and (ii) the balance, bearing interest at the rate of 6% per annum, payable in monthly installments of $10,000, plus interest, commencing July 1, 1998. The Settlement Agreement provides that a default in any monthly payment which remains unpaid for a period of ten days allows the plaintiff to declare a default and accelerate the payment of the entire outstanding balance with interest. Electro has made the payments due to date on a timely basis.

The rate of interest on the debt to The T Partnership is 12% per annum on any outstanding balance and is payable monthly. As of August 31, 1998, Electro owes The T Partnership $293,764 for monthly interest payments dating back to July 1997. Electro has sent the required interest payments to The T Partnership. The T Partnership has chosen not to tender such checks for payment. Therefore, Electro has considered the interest payments unpaid at August 31, 1998 and has reflected the amount as a liability on the accompanying 1998 balance sheet. Interest payments under this agreement continue to be required monthly, however, The T Partnership has agreed that the failure to make such monthly payments will not constitute an event of default, as defined in the agreement, and has agreed not to request acceleration of payment for the fiscal 1998 interest payments or, further, for any fiscal 1999 interest payments. Monthly principal payments of $25,000 scheduled to begin on September 1, 1996 have, pursuant to several waivers, with the latest received in October 1998, been deferred to September 1, 1999. The loan is secured by Electro's property, building, accounts receivable, inventories and machinery and equipment. Electro is to prepay the outstanding balance in the event Electro is merged into or consolidated with another corporation or Electro sells all or substantially all of its assets, unless The T Partnership and Electro agree otherwise. The Merger Agreement contemplates that the total indebtedness outstanding and due to The T Partnership plus interest accrued thereon (totaling approximately $2.5 million) shall be redeemed at the merger effective time by: (a) the issuance by the Surviving Subsidiary to The T Partnership of an aggregate of 1,000 shares of Series A Preferred Stock of the Surviving Subsidiary, which shares shall have a liquidation value equal to, and shall be issued in redemption of, $1.0 million of the indebtedness and shall be convertible into shares of the new combined company's common stock; (b) the delivery to The T Partnership of the new combined company's 9% conditional promissory note in the amount of $1.0 million pursuant to which the new combined company is obligated to pay only those amounts which are due but not paid to the holders of the Series A Preferred Stock, or in the event of certain other non-monetary defaults; and (c) the delivery to The T Partnership of a secured promissory note made by the new combined company in an amount not to exceed $1.3 million (which amount shall be the approximate remaining amount of Electro's secured indebtedness to The T Partnership exclusive of the amount redeemed under
(a) above), bearing interest at the rate of 12% per annum payable quarterly, the principal amount of which shall be due and payable three years from the date of execution of such note (the terms of the security for the note have yet to be agreed upon). As a result of the issuance of Series A Preferred Stock, The T Partnership shall be entitled to receive dividends. In addition, pursuant to the terms of the Merger Agreement, The T Partnership shall be entitled to reimbursement for cash advances provided to Electro in the amount of $200,000, or any greater amount as may be agreed to by Electro and Cardiac, in writing, which may have been extended by The T Partnership between May 1, 1998 and the completion of the merger for the purpose of operating capital.

Under the provisions of the agreement with The T Partnership, Electro is obligated to comply with certain covenants, to be tested on a monthly basis. Non-compliance by Electro shall allow The T Partnership to declare an Event of Default and accelerate repayment of indebtedness. As of August 31, 1998, Electro was not in compliance with certain covenants. However, in October 1998, The T Partnership agreed not to exercise its right to accelerate the repayment of indebtedness through September 1, 1999 as a result of non-compliance with the aforementioned covenants and agreed to defer the principal and interest payments due in the 1998 and 1999 fiscal years. The T Partnership has also agreed to a modification to one of the financial covenants. Electro is currently in compliance with such revised covenant.

The report of Electro's independent auditors on Electro's financial statements includes an explanatory paragraph which states that Electro's recurring losses from operations, its net capital deficiency and limited working capital raise substantial doubt about Electro's ability to continue as a going concern. The financial statements and financial statement schedules do not include any adjustments that might result from the outcome of this uncertainty. Electro's ability to continue with its plans is contingent upon its ability to obtain sufficient cash flow from operations or to obtain additional financing from external sources. Electro has had difficulty in paying its obligations and, as a result has delayed payments to vendors and certain others providing services to Electro, such as legal expenses. Electro continues to evaluate its plans and adopt certain cost-saving measures, where appropriate. The contemplated merger is contingent upon both companies raising sufficient capital to support each company's product development efforts. The Board of Directors believes that this merger can offer advantages to both companies by, among other benefits, providing economies of scale and elimination of redundancies. However, there can be no assurance that the merger will occur or that Electro will be able to generate the funding required. Further, there can be no assurance that consummation of the merger will yield positive operating results in the future.

Operating Trends and Uncertainties
----------------------------------

Sales. The ability of Electro to attain profitable operations is dependent upon ----- expansion of sales volume, both domestically and internationally, and continued development of new and advanced products. Many countries in which Electro markets its products regulate the manufacture, marketing and use of medical devices. Electro intends to pursue product approval or registration procedures in countries where it is marketing its products. The international registration process and approval process is normally accomplished in coordination with its international distributors. In order for Electro to continue to sell its products in the nations of the EEC, Electro was required to obtain the CE Mark certification,from ISO. Since Electro has not yet obtained the CE Mark certification and is now unable to sell certain of its products in the Nations of the EEC (which accounted for approximately 14%, 17% and 21% of total revenues for fiscal years 1998, 1997 and 1996, respectively), international sales have been adversely affected in Europe. Several months ago, Electro and Cardiac submitted an application requesting CE Mark certification for Cardiac to sell Electro's steerable line of catheters, as manufacturer, with

Electro acting as vendor to Cardiac in such regard. CE Mark certification was granted on October 26, 1998, and issued in the name of Cardiac. Cardiac and Electro anticipate having product with CE Mark certification available for shipment in early 1999. Electro and Cardiac have also recently submitted applications for CE Mark certification for many of Electro's additional products. However, there can be no assurances that CE Mark certification for the additional products will be obtained or that the pre-June 1998 sales levels will be recaptured.


FDA Warning Letter. Electro's products are classified as medical devices under ------------------ the FDA Act and, as such, are subject to extensive regulatory compliance requirements. In February 1997, the FDA conducted an inspection and audit of Electro's facilities and practices as a result of which the FDA issued the FDA Warning Letter regarding noncompliance by Electro with certain regulations regarding cGMP in the manufacture of its products. The areas of noncompliance include Electro's methods of investigation of device complaints, methods of validation of device sterilization, environmental monitoring procedures, methods of validation of extrusion processes which are used in the manufacture of certain of Electro's catheters and other quality assurance and record keeping requirements. Electro has communicated with the FDA its intentions to remedy the noncompliance, has established a plan and timetable to effectuate such remediation and has diligently worked to take the necessary corrective actions. Electro's actions have included the establishment of certain validation protocols, revisions of Electro's Quality System and Quality System Manual, the implementation of a program for environmental testing, the purchase of equipment for extrusion process validation and the institution of file and record keeping protocols. A subsequent FDA inspection in September 1997 indicated that while substantial progress had been made, not all corrective actions had been completed. Electro is continuing in its efforts to complete such actions and it is Electro's intention to inform the FDA on or about the end of 1998 that it has completed such actions and is ready for reinspection. There can be no assurance, however, that Electro will be ready for such reinspection on or about the end of 1998 nor that Electro will pass any
such  reinspection  when  it  occurs.   While  Electro  is  currently  under  no
restrictions by the FDA regarding the manufacture or sale of its products, Electro is unable to determine precisely the short-term economic impact of instituting the required corrective actions and there can be no assurance that the FDA will not take further action, including seizure of products, injunction and/or civil penalties, if the necessary corrective actions are not completed on a timely basis. Until all corrective actions required under the FDA Warning Letter have been taken, the FDA will not consider new products for approval. However, Electro's insufficient financing for research and development efforts over the last few years have limited its ability to produce new products and, consequently, no FDA approvals are currently sought.

Year 2000 Issue. Many currently installed computer systems use a two-digit ---------------- suffix to identify year references with an assumed prefix of "19". This limits those systems to recognizing dates between 1900 and 1999. As a result, in a little more than a year, computer systems and/or software used by many companies in a very wide variety of applications will experience operating difficulties unless they are modified or upgraded to adequately process information involving, related to or dependent upon the century change. If not corrected, systems and/or applications could fail or create erroneous results at or in connection with applications after December 31, 1999. Significant uncertainty exists concerning the scope and magnitude of problems associated with the century change.

Electro has established a project team to address Year 2000 risks. Electro is currently assessing the impact of Year 2000 on its computer systems and financial applications although a plan has not been implemented. Electro is also assessing the potential overall impact of the impending century change on its business, results of operations and financial position.

Electro has reviewed its information and operational systems and manufacturing processes in order to identify those products, services or systems that are not Year 2000 compliant. As a result of its initial assessment, Electro has determined that it will be required to modify or replace certain information and operational systems so they will be Year 2000 compliant. These modifications and replacements are being, and will continue to be, made in conjunction with Electro's overall systems initiatives. The total cost of these Year 2000 compliance activities is not anticipated to be material to Electro's financial position or its results of operations. Electro expects to complete its Year 2000 project during 1999. Based on available information, Electro does not believe any material exposure to significant business interruption exist as a result of Year 2000 compliance issues. Accordingly, Electro has not adopted any formal contingency plan in the event its Year 2000 project is not completed in a timely manner. These costs and the timing in which Electro plans to complete its Year 2000 modification and testing processes are based on management's best estimates. However, there can be no assurance that Electro will timely identify and remediate all significant Year 2000 problems, that remedial efforts will not involve significant time and expense, or that such problems will not have a material adverse effect on Electro's business, results of operations or financial position.

Electro also faces risk to the extent that suppliers of products, services and systems purchased by Electro and others with whom Electro transacts business on a worldwide basis do not comply with Year 2000 requirements. Electro will initiate written communications with significant suppliers and customers to determine the extent to which Electro is vulnerable to these third parties' failure to remediate their own Year 2000 issues. In the event any such third parties cannot provide Electro with products, services or systems that meet the Year 2000 requirements on a timely basis, or in the event Year 2000 issues prevent such third parties from timely delivery of products or services required by Electro, Electro's results of operations could be materially adversely affected. To the extent Year 2000 issues cause significant delays in, or cancellation of, decisions to purchase Electro's products or services, Electro's business, results of operations and financial position could be materially adversely affected. Due to the general uncertainty, both internally and externally, inherent in the Year 2000 problem resulting, in part, from the uncertainty of its Year 2000 readiness of third parties, suppliers and customers, the Company is unable to accurately predict at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition.

The discussion of Electro's efforts, and management's expectations, relating to Year 2000 compliance are forward-looking statements. Electro's ability to achieve Year 2000 compliance and the level of incremental costs associated therewith, could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendors' ability to modify proprietary software, and unanticipated problems identified in the ongoing compliance review.


Inflation and Changing Prices
-----------------------------

Inflation did not have a material impact on the results of Electro's operations for the three years ended August 31, 1998. Because of the implementation of cost containment by the hospitals and new Medicare regulations, any increase in sales revenues is expected to result from an increase in the volume of business rather than from an increase in selling prices. Electro's pricing structure may not reflect inflation rates, due to constraints of competition market conditions and Medicare regulations

Recent Accounting Pronouncements
--------------------------------

Statement of Financial Accounting Standards NO. 133, Accounting for Derivative Instruments and Hedging Activities was issued in June 1998 and is effective for all fiscal quarters beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. Electro does not expect its implementation will have a material effect on Electro's financial statements.

Item 8.             Financial Statements and Supplementary Data
-------             -------------------------------------------

         Response to this Item is contained in "Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K", which information is incorporated herein by reference.

Item 9.             Changes in and Disagreements with Accountants on Accounting
-------             -----------------------------------------------------------
                    and Financial Disclosure
                    -------------------------


         Not applicable.

                                    PART III


Item 10.            Directors and Executive Officers of the Company
--------            -----------------------------------------------

         The following table sets forth certain information concerning the Company's directors and executive officers:

Name, Age, as of November 30,
1998 and Positions and
Offices Held with                          Business Experience During Past 5
   the Company                              Years and Principal Occupation
   -----------                              ------------------------------

Abraham H. Nechemie                Business Consultant. Formerly a partner
Age 74; Director since             in Wiss & Company, a certified public
1992(1)                            accounting firm. Retired from the firm
                                   in 1985.

Ervin Schoenblum                   Acting  President and Chief Operating Officer
Age 58; Director since             since December 1993. Management Consultant
1992                               for over five years.  Advisor to the Company
                                   since February 1989.

Lee W. Affonso, Age 49;            Vice President of the Company since July 1992
Vice President                     except for the period from September 1993 to
                                   December 1993 when he served as Senior Sales
                                   Specialist.

Robert W. Kokowitz                 Vice President of the Company since July
Age 43; Vice President             1992.

Joseph P. Macaluso                 Chief Financial Officer since May 1987.
Age 46; Treasurer and
Chief Financial Officer

Nicholas G. Accisano               Vice President of the Company since September
Age 45; Vice President             1997.  Director of New Product Development
                                   for over the past five years.

Arlene C. Bell                     Secretary since May 1987. Executive Assistant
Age 53; Secretary                  to the Chairman since 1981, and to the Acting
                                   President since March 1, 1994.
----------------------
(1)Member of audit committee.

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

         Based solely upon the Company's review of the copies of such forms received by it, pursuant to Section 16(a) and to written representations of its incumbent directors, officers and beneficial owners of more than 10% of the Company's common stock, the Company believes that, during the period September 1, 1997 to August 31, 1998 all filing requirements applicable to its officers, directors and owners of more then 10% of the Company's common stock were complied with.



Item 11.            Executive Compensation
--------            ----------------------

      COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

      The following table sets forth all compensation earned by, awarded or paid to the Company's officers (whose total compensation for the fiscal year ended August 31, 1998 exceeded $100,000) for services rendered in all capacities to the Company during each of the fiscal years ended August 31, 1998, 1997 and 1996

                                                Summary Compensation Table

                                                                Long-Term
                                                                   Awards
                                                Annual          Securities
                                            Compensation        Underlying               Other
Name and                                        Salary            Options(1)           Compensation
Principal  Position        Year                                      #
Ervin Schoenblum           1998              $ 105,000                -            $         -
Acting President           1997                105,000                -                      -
                           1996                102,000                -                      -


Lee W.  Affonso            1998              $ 102,000                -            $         -
Vice President             1997                105,000                -                      -
                           1996                112,000                -                      -

Joseph P. Macaluso(2)      1998              $  80,000                -                 17,000
Treasurer & Chief          1997                 83,000                -                 19,000
  Financial Officer        1996                 83,000                -                 19,000


------------
(1) The table reflects the number of options granted under the Company's Incentive Stock Option Plan. (2) Other compensation represents commissions on international sales.


      Stock options are also granted to officers and are determined by the Board of Directors based upon the individual's contribution to the Company. During fiscal year 1998, no options were granted to the named executive officers.

Aggregate Option Exercises and Year-End Option Table

         The following table provides information on option exercises during the fiscal year 1998 by the named executive officers and the value of each of their respective unexercised options at August 31, 1998.


                                      AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                                 AND FY-END OPTION VALUES

(A)                        (B)                (C)                  (D)                 (E)
                                                                Number of            Value of
                                                               Unexercised         Unexercised
                                                                 Options           In-the-Money
                                                                FY-End (#)           Options
                                                                                   FY-End ($) (1)


                    Shares Acquired          Value             Exercisable/        Exercisable/
Name                on Exercise (#)       Realized ($)         Unexercisable       Unexercisable
-----               ---------------       ------------         --------------      -------------

Ervin Schoenblum              -                   -              64,000/16,000        -0-/-0-
Lee W. Affonso                -                   -              29,200/ 7,300        -0-/-0-
Joseph P. Macaluso            -                   -              29,200/ 7,300        -0-/-0-


------------
(1) Calculated on the basis of fair market value of the underlying securities at August 31, 1998 less the exercise price

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
-----------------------------------------------------------

On October 11, 1993, the Company entered into an agreement with The T Partnership, a related party, to borrow up to $1,000,000. Ervin Schoenblum, the Company's Acting President and a Director, and Abraham Nechemie, also a Director of the Company, are members of The T Partnership. On August 31, 1995, after the Company had drawn down all of the $1,000,000, the Company entered into an agreement with The T Partnership to borrow an additional $500,000 ("Lending Agreement"). In January 1996, the Company and The T Partnership agreed to a restructuring of its financing agreement. The T Partnership advanced an additional $200,000 to the Company and agreed to defer interest payments for a period of three months (interest payments were added to the outstanding principal on The T Partnership indebtedness) and in April 1997, the Company borrowed an additional $100,000 from The T Partnership under the same terms and conditions as its previous borrowing. The Company repaid $100,000 in fiscal year 1997. In September 1997, another $100,000 was advanced under this agreement. In December 1997, January 1998, May 1998 and in July 1998 the Company borrowed additional amounts from The T Partnership, in each case in the amount of $100,000, under promissory notes due in September 1999. The total indebtedness due to The T Partnership at August 31, 1998 was $2,247,125.

The rate of interest on the debt is 12% per annum on any outstanding balance and is payable monthly. As of August 31, 1998, the Company owes The T Partnership $293,764 for monthly interest payments dating back to July 1997. The Company has sent the required interest payments to The T Partnership. The T Partnership has chosen not to tender such checks for payment. Therefore, the Company has considered the interest payments unpaid at August 31, 1998 and has reflected the amount as a liability on the accompanying 1998 balance sheet. The T Partnership has waived the debt agreement provision for monthly interest payments to be made until September 1, 1999 and has agreed not to request acceleration of payment for the fiscal year 1998 interest payments or, further, for any fiscal year 1999 interest payments. Monthly principal payments of $25,000 scheduled to begin on September 1, 1996 have, pursuant to several waivers, with the latest received in October 1998, been deferred to September 1, 1999. The loan is secured by the Company's property, building, accounts receivable, inventories and machinery and equipment. The Company is to prepay the outstanding balance in the event the Company is merged into or consolidated with another corporation or the Company sells all or substantially all of its assets, unless The T Partnership and Company agree otherwise. Pursuant to the terms of the Agreement and Plan of Reorganization with CCS, the total indebtedness outstanding and due to The T Partnership plus interest accrued thereon (totaling approximately $2.5 million) shall be redeemed at the merger effective time by: (a) the issuance by the Surviving Subsidiary to The T Partnership of an aggregate of 1,000 shares of Series A Preferred Stock of the Surviving Subsidiary, which shares shall have a liquidation value equal to, and shall be issued in redemption of, $1.0 million of the indebtedness and shall be convertible into shares of CTG Common Stock;
(b) the delivery to The T Partnership of a CTG 9% conditional promissory note in the amount of $1.0 million pursuant to which CTG is obligated to pay only those amounts which are due but not paid to the holders of the Series A Preferred Stock, or in the event of certain other non-monetary defaults; and (c) the delivery to The T Partnership of a secured promissory note made by CTG in an amount not to exceed $1.3 million (which amount shall be the approximate remaining amount of the Company's secured indebtedness to The T Partnership exclusive of the amount redeemed under (a) above), bearing interest at the rate of 12% per annum payable quarterly, the principal amount of which shall be due and payable three years from the date of execution of such note (the terms of the security for the note have yet to be agreed upon). As a result of the issuance of Series A Preferred Stock, The T Partnership shall be entitled to receive dividends. In addition, pursuant to the terms of the Merger Agreement, The T Partnership shall be entitled to reimbursement for cash advances provided to the Company in the amount of $200,000, or any greater amount as may be agreed to by the Company and CCS, in writing, which may have been extended by The T Partnership between May 1, 1998 and the completion of the merger for the purpose of operating capital.

Under the provisions of the agreement with The T Partnership, the Company is obligated to comply with certain covenants, to be tested on a monthly basis. Non-compliance by the Company shall allow The T Partnership to declare an Event of Default and accelerate repayment of indebtedness. As of August 31, 1998, the Company was not in compliance with certain covenants. However, in October 1998, The T Partnership agreed not to exercise its right to accelerate the repayment of indebtedness through September 1, 1999 as a result of non-compliance with the aforementioned covenants and agreed to defer the principal and interest payments due in the 1998 and 1999 fiscal years. The T Partnership has also agreed to a modification to one of the financial covenants. The Company is currently in compliance with such revised covenant.

Under the provisions of the original agreement, The T Partnership was granted warrants which permit The T Partnership to purchase 166,667 shares of the Company's common stock at a price of $3.25 per share. The August 1995 agreement provides that The T Partnership surrender its warrants and be granted a new warrant to purchase 500,000 shares of the Company's common stock at a price of $0.9875 per share in exchange for the surrendered warrant. No additional warrants were issued as a result of subsequent borrowings. A value has been allocated to the warrants based upon their estimated fair market value at the date of the agreement. Such amount ($50,000) is amortized as additional interest expense over the term of the indebtedness. The unamortized balance is shown in "other assets" in the accompanying 1998 and 1997 balance sheets. The warrants are immediately exercisable and expire on August 1, 2001. As of August 31, 1998, these warrants remain outstanding.

ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
--------             ----------------------------------------
                     OWNERS AND MANAGEMENT
                     ---------------------

Certain Beneficial Owners
-------------------------

         A. Set forth below is information concerning persons (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known to the Company to own more than 5% of the common stock of Electro as of November 30, 1998.

Name and Address of                                          Amount and Nature of                            Percentage
Beneficial Owner                                             Beneficial Ownership                            of Class(1)
----------------                                             --------------------                            -----------

The T Partnership, L.L.P.                                          2,464,844(3)                                 35.3%
c/o Wiss & Co.
354 Eisenhower Pkwy.
Livingston, NJ 07039(2)

         Fred S. Lafer                                             2,464,844                                    35.3%
         c/o The Taub Foundation
         300 Frank W. Burr Blvd.
         Teaneck, NJ 07666

         Abraham H. Nechemie                                       2,469,844(4)                                 35.4%
         Wiss & Co.
         354 Eisenhower Pkwy.
         Livingston, NJ 07039

         Ervin Schoenblum                                          2,544,844(5)                                 36.1%
         c/o Electro Catheter Corp.
         2100 Felver Court
         Rahway, NJ 07065

         Stephen D. Shapiro                                        2,464,844                                    35.3%
         20 Old Post Road
         E. Setauket, NY 11733

         Henry Taub                                                2,464,844                                    35.3%
         c/o The Taub Foundation
         300 Frank W. Burr Blvd.
         Teaneck, NJ 07666

Bruce Paul                                                           658,400                                    10.3%
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

(5)      Includes   80,000  shares  issuable  upon  the  exercise  of  currently exercisable stock options.


Management
----------

         B. The following table sets forth the number of shares of common stock of Electro beneficially owned by each Director of Electro, each of the named executive officers named in the Summary Compensation Table set forth above as of November 30, 1998, and the percentage of the outstanding shares of such ownership represented at the close of business on November 30, 1998, together with information as to stock ownership of all Directors and Executive Officers of Electro as a group as of November 30, 1998.

                                                     Amount and Nature of             Percentage
Name of Beneficial Owner                             Beneficial Ownership             of Class(1)
Abraham H. Nechemie                                    2,469,844(2)                      35.4%
Ervin Schoenblum                                       2,544,844(2)                      36.1%
Lee W. Affonso                                            36,500(3)                       0.6%
Joseph P. Macaluso                                        36,500(3)                       0.6%
All executive officers and                             2,709,854(2)(4)                   37.6%
  directors as  group
  (8 persons)


----------------------------

(1) The common stock subject to currently exercisable options is deemed to be outstanding for the purpose of determining the percentage of all outstanding common stock owned.

(2) Messers. Nechemie and Schoenblum are partners in The T Partnership, which owns 1,881,500 shares of common stock of Electro and has the right to acquire 583,344 shares pursuant to immediately exercisable warrants. Also included in the table above are currently exercisable options for the purchase of 5,000 and 80,000 shares held by Messrs.
         Nechemie and Schoenblum, respectively.

(3)      All 36,500 shares are subject to currently exercisable options.

(4) Includes 229,000 shares subject to currently exercisable options held by all executive officers and directors of Electro (including those individually named in the table above).


BOARD COMPENSATION REPORT ON EXECUTIVE COMPENSATION
---------------------------------------------------

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

Board of Directors:                Abraham H. Nechemie
                                   Ervin Schoenblum

PERFORMANCE GRAPH
-----------------

         The following performance graph compares the five-year cumulative total return on the Company's Common Stock to the S&P 500 Index and the S&P Medical Products and Supplies Index assuming $100 was invested on August 31, 1993 and all dividends were reinvested.

             [Graphic presentation omitted in EDGAR filed document]



                                      INDEXED RETURNS
                                       Years Ending

                               Base
                              Period
Company / Index                Aug93    Aug94     Aug95     Aug96     Aug97     Aug98

ELECTRO CATHETER CORP           100     50.00     32.48      65.00     27.20     13.76
S&P 500 INDEX                   100    105.47    128.09     152.08    213.90    231.21
HLTH CARE(MED PDS&SUPP)-500     100    116.89    179.95     204.75    293.15    324.75




Notwithstanding anything set forth in any of the Company's previous filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 which might incorporate future filings, the preceding performance graph and the Report of the Compensation Committee herein above provided shall not be deemed incorporated by reference into any such filings.

                                     PART IV

Item 14.       Exhibits, Financial Statement Schedules and
--------       -------------------------------------------
                  Reports on Form 8-K
                  -------------------

               (a) The following documents are filed as a part of the Report:

               1.    Financial Statements
                     --------------------

               See:  Index to Financial Statements

               2.    Financial Statement Schedules
                     -----------------------------

               See:  Index to Financial Statements

                     All other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements and the notes thereto.


               3.    Exhibits
                     --------

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

        (3)(c) Amended and Restated Bylaws - filed as an Exhibit to Registrant's Report on Form 10-K for the fiscal year ended August 31, 1989, and incorporated by reference herein as an exhibit hereto.

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

        (10)(d) Registrant's 1992 Incentive Stock Option Plan filed as an Exhibit to the Registrant's Report on Form 10-K for the fiscal year ended August 31, 1992, and incorporated by reference as an exhibit hereto.

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

        (10)(i) Composite Modification Agreement between Registrant and The T Partnership dated April 15, 1997 filed as an exhibit to Registrant's Report on Form 10-K for the fiscal year ended August 31, 1997, and incorporated by reference as an exhibit hereto.

        (10)(j) Composite Modification Agreement between Registrant and The T Partnership dated September 17, 1997 filed as an exhibit hereto.

        (10)(k) Promissory Note issued to The T Partnership dated December 17, 1997 and filed as an exhibit hereto.

        (10)(l) Promissory Note issued to The T Partnership dated January 26, 1998 and filed as an exhibit hereto.

        (10)(m) Promissory Note issued to The T Partnership dated May 14, 1998 and filed as an exhibit hereto.

        (10)(n) Promissory Note issued to The T Partnership dated July 30, 1998 and filed as an exhibit hereto.

        (10)(o) Agreement and Plan of Reorganization dated January 20, 1998 among Registrant, Cardiac Control Systems, Inc. and CCS Subsidiary, Inc. filed as an exhibit to the Registrant's Amendment to Annual Report on Form 10-K for the fiscal year ended August 31, 1997 and incorporated by reference as an exhibit hereto.

        (10)(p) First Amendment to the Agreement and Plan of Reorganization dated May 5, 1998 among Registrant, Cardiac Control Systems, Inc. and CCS Subsidiary, Inc. filed as an exhibit to the Registrant's Amendment to Quarterly Report on Form 10-Q for the quarter ended May 31, 1998 and incorporated by reference as an exhibit hereto.

        (10)(q) Second Amendment to the Agreement and Plan of Reorganization dated August 7, 1998 among Registrant, Cardiac Control Systems, Inc. and CCS Subsidiary, Inc. and filed as an exhibit hereto.

        (10)(r) Third Amendment to the Agreement and Plan of Reorganization dated September 4, 1998 among Registrant, Cardiac Control Systems, Inc. and CCS Subsidiary, Inc. and filed as an exhibit hereto.

        (21)         Subsidiaries - Electro-Catheter International Corp.

        (23)         Consent of KPMG Peat Marwick LLP filed as an exhibit hereto

        (27) Financial Data Schedule which is submitted electronically to the Securities and Exchange Commission for information only and is not filed.

              (b) Reports on Form 8-K :
                  --------------------

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

        (c)          Exhibits:  Reference  is  made  to  the  list  of
                      -------- exhibits contained in Item 14(a) 3 above.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                ELECTRO-CATHETER CORPORATION


Dated: December 4, 1998                 By:   s/Ervin Schoenblum
       ----------------                       ------------------
                                              Ervin Schoenblum
                                              Acting President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and the capacities and on the dates indicated:



Dated: December 4, 1998                 /s/Ervin Schoenblum
       -----------------                -------------------
                                        Ervin Schoenblum, Acting President
                                         & Director



Dated: December 4, 1998                 /s/Joseph P. Macaluso
       -----------------                ---------------------
                                        Joseph P. Macaluso
                                        Principal Accounting Officer



Dated: December 4, 1998                 /s/Abraham H. Nechemie
       -----------------                ----------------------
                                        Abraham H. Nechemie, Director

                          ELECTRO-CATHETER CORPORATION

                          Index to Financial Statements





                                                                      Page

Independent Auditors' Report                                           F-1
Financial Statements:
     Balance  Sheets - August 31, 1998 and 1997                        F-2
Statements  of Operations -
     Years ended August 31, 1998,
       1997 and 1996                                                   F-3
     Statements of Stockholders' Deficiency/Equity -
       Years ended August 31, 1998,  1997 and 1996                     F-4
     Statements of Cash Flows
     Years ended August 31, 1998, 1997 and 1996                        F-5
     Notes to Financial Statements                                     F-6

Financial Statement Schedule:

II - Valuation and Qualifying Accounts                                F-25


All other schedules are omitted for the reason that they are not required or are not applicable or the required information is shown in the financial statements or notes thereto.

                          Independent Auditors' Report


The Board of Directors
Electro-Catheter Corporation:

     We have audited the financial statements of Electro-Catheter Corporation as listed in the accompanying index. In connection with our audits of the financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Electro-Catheter Corporation at August 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended August 31, 1998 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has a net capital deficiency and has limited working capital resources which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.


                                                 KPMG Peat Marwick LLP

Short Hills, New Jersey
October 30, 1998                  F-1

                                                    ELECTRO-CATHETER CORPORATION

                                                           Balance Sheets

                                                      August 31, 1998 and 1997


                                                                                 1998                                1997
                                                                              ----------                           -------


                       Assets
Current assets:

     Cash and cash equivalents                                               $   168,762                             98,127
     Accounts receivable, less
        allowance for doubtful
        accounts of $213,589 in 1998
        and $152,070 in 1997                                                     723,753                            988,859
     Inventories                                                               1,253,456                          1,242,367
     Prepaid expenses and other current assets                                    68,538                            168,781
                                                                               ---------                          ---------

           Total current assets                                                2,214,509                          2,498,134


Property, plant and equipment, net                                               653,452                            777,663
Deferred merger costs                                                            234,253                                  -
Other assets, net                                                                 80,733                             97,275
                                                                               ---------                           --------

           Total assets                                                       $3,182,947                          3,373,072
                                                                               =========                          =========


        Liabilities and Stockholders' Deficiency

Current liabilities:
    Current installments of capitalized
           lease obligations                                                      73,279                             50,734
    Accounts payable - trade                                                     774,200                            566,816
    Accrued expenses                                                             341,646                            461,118
    Accrued merger costs                                                         181,319                                  -
Accrued interest due to The T Partnership, a
           related party                                                         293,764                             17,472
    Accrued litigation expenses                                                  265,134                            443,820
                                                                                 -------                            -------

           Total current liabilities                                           1,929,342                          1,539,960

Subordinated debentures and promissory note
    due to The T Partnership, a related party                                  2,247,125                          1,747,125

Capitalized lease obligation,
 excluding current installments                                                  196,614                            222,277
                                                                               ---------                          ---------

           Total liabilities                                                   4,373,081                          3,509,362
                                                                                                                  ---------

Stockholders' deficiency:
     Common stock $.10 par value.
        Authorized 20,000,000 shares;
        issued 6,390,389 in 1998 and
        6,383,611 in 1997                                                        639,039                            638,361
     Additional paid-in capital                                               10,704,803                         10,682,008
     Accumulated deficit                                                     (12,533,976)                       (11,456,659)
                                                                             -----------                        -----------
           Total stockholders' deficiency                                     (1,190,134)                          (136,290)
                                                                              ----------                        -----------
     Commitments and contingencies

           Total liabilities and
              stockholders' deficiency                                       $ 3,182,947                          3,373,072
                                                                              ==========                          =========

See accompanying notes to financial statements.





                                                    ELECTRO-CATHETER CORPORATION

                                                      Statements of Operations

                                             Years ended August 31, 1998, 1997 and 1996


                                                                   1998                     1997                    1996
                                                                   ----                     ----                    ----
Net revenues, including research
  and development revenue of $0 in
   1998, $544,293 in 1997 and
   $155,707 in 1996                                            $5,347,042               6,648,438                 7,362,436
Cost of goods sold                                              3,608,923               4,041,486                 4,079,502
                                                                ---------               ---------                  ---------

Gross profit                                                    1,738,119               2,606,952                 3,282,934


Operating expenses:
  Selling, general and
    administrative                                              1,974,468              2,384,127                  2,954,991
  Research and development                                        527,007                881,728                  1,010,073
                                                                ---------              ---------                  ---------


     Operating loss                                              (763,356)              (658,903)                  (682,130)


Other income (expense):
  Interest income                                                      -                      -                         86
  Interest expense                                              (313,961)              (249,384)                  (210,896)
  Litigation expenses                                                  -               (446,655)                         -
                                                                 --------               --------                   --------

                  Net loss                                    $(1,077,317)            (1,354,942)                  (892,940)
                                                               ==========             ==========                   ========


Net loss per basic and
     diluted common share                                    $    (0.17)                 (0.21)                      (0.14)
                                                                   ====                   ====                       =====












See accompanying notes to financial statements.



                                                         ELECTRO-CATHETER CORPORATION

                                                 Statements of Stockholders' Deficiency/Equity

                                                  Years ended August 31, 1998, 1997 and 1996

                                                               Additional                                Total
                                               Common            paid-in          Accumulated        stockholders'
                                                stock            capital           deficit         deficiency/equity




Balances at August 31, 1995                  $   633,630        10,615,298      (9,208,777)           2,040,151

Stock options exercised                            2,350            18,213               -               20,563

Employee stock plan                                  287               779               -                1,066

Common stock issued for services rendered          1,104            10,631               -               11,735

Amortization of deferred compensation
   expense on stock options                            -            34,395               -               34,395

Net loss                                               -                 -        (892,940)            (892,940)
                                            ------------     -------------        --------             --------

Balances at August 31, 1996                      637,371        10,679,316     (10,101,717)           1,214,970


Employee stock plan                                  990             2,692               -                3,682

Net loss                                               -                 -      (1,354,942)          (1,354,942)
                                              ----------        ----------      ----------           ----------
Balances at August 31, 1997                  $   638,361        10,682,008     (11,456,659)            (136,290)

Employee stock plan                                  678             1,483               -                2,161

Amortization of deferred compensation
  expense on stock options                             -            21,312               -               21,312

Net loss                                               -                 -      (1,077,317)          (1,077,317)
                                               ----------       ----------      ----------           ----------

Balances at August 31, 1998                  $   639,039        10,704,803     (12,533,976)          (1,190,134)
                                                ========        ==========     ===========           ===========


See accompanying notes to financial statements.

                                                                      F-4



                                                     ELECTRO-CATHETER CORPORATION

                                                       Statements of Cash Flows

                                              Years ended August 31, 1998, 1997 and 1996

                                                                               1998                1997                1996
                                                                               ----                ----                ----

Cash flows from operating activities:

Net loss                                                                   $ (1,077,317)       (1,354,942)          (892,940)

Reconciliation of net loss to net cash used in operating activities:

     Depreciation and amortization                                              126,295           145,614            130,524

     Amortization of deferred charges                                             8,333             8,333              8,333

     Changes in assets and liabilities:
       Decrease in accounts
          receivable, net                                                       265,106            27,342            190,087
       (Increase)decrease in inventories                                        (11,089)          619,812            230,900
       Decrease (increase) in prepaid
          expenses and other current assets                                     100,243          (104,437)           (21,314)
       Decrease in other assets, net                                              8,209            17,799              4,207
       Decrease (increase) in deferred
                  revenues                                                            -          (144,293)           144,293
       Increase in deferred merger costs                                        (52,934)                -                  -
       Increase (decrease) in accounts
          payable and accrued expenses                                          255,981           747,747           (340,700)


Net cash used in
  operating activities                                                         (377,173)          (37,025)          (546,610)
                                                                               --------            ------            -------

Cash flows used in investing activities -
Purchases of property, plant
 and equipment                                                                   (2,085)         (115,292)           (34,167)
                                                                                 ------           -------            -------
Cash flows from financing activities:
   Net proceeds from issuance of subordinated
      debentures, promissory notes and warrants                                 500,000           100,000            547,125
   Proceeds from exercise of
      stock options                                                                   -                 -             20,563
   Proceeds from employee stock
      purchase plan                                                               2,161             3,682              1,066

      Repayment of debt                                                         (52,268)         (128,521)           (17,079)
                                                                                -------           -------            -------
      Net cash provided by (used in)
         financing activities                                                   449,893           (24,839)           551,675
                                                                                -------            ------           --------

      Net increase (decrease) in cash and
         cash equivalents                                                        70,635          (177,156)           (29,102)
      Cash and cash equivalents
         at beginning of year                                                    98,127           275,283            304,385
                                                                               --------           -------            -------

      Cash and cash equivalents
         at end of year                                                    $    168,762            98,127            275,283
                                                                              =========            ======          =========

      Interest paid                                                        $    308,962           241,049            199,724

      Property, plant & equipment acquired
         under capitalized lease obligations                               $     49,150           256,287             49,268

See accompanying notes to financial statements.
                                                                   F-5

                          ELECTRO-CATHETER CORPORATION

                          Notes to Financial Statements

                         August 31, 1998, 1997 and 1996

(1)      Summary of Significant Accounting Policies

         (a)      Nature of Business
                  ------------------

                  Electro-Catheter  Corporation ("Company") has been in business for over 37 years. The Company develops, manufactures, markets, and sells products for hospitals and physicians. These products are diagnostic and therapeutic catheters which are utilized in connection with illnesses of the heart and circulatory system. The Company has targeted electrophysiology as its focal area for future growth, but intends to maintain and develop products for emergency care, cardiac surgery, invasive and non-invasive cardiology and invasive radiology.

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

         (d)      Concentrations of Credit Risk
                  -----------------------------

                  Financial instruments that potentially  subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customer base is primarily comprised of hospitals in the U.S. and distributors outside the U.S. As of August 31, 1998, the Company believes it has no significant concentration of credit risk with its accounts receivable.

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

                                                           (Continued)
                                       F-6

                          ELECTRO-CATHETER CORPORATION
                    Notes to Financial Statements, Continued





(1)      Summary of Significant Accounting Policies, cont.
         -------------------------------------------------

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


                                                           (Continued)
                                       F-7

                          ELECTRO-CATHETER CORPORATION
                    Notes to Financial Statements, Continued





(1)      Summary of Significant Accounting Policies, cont.
         -------------------------------------------------

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

         (k)      Stock-Based Compensation
                  ------------------------

                  Prior to  September  1, 1996,  the Company  accounted  for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On September 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

         (l)      Loss Per Share
                  --------------

                  Basic and  dilutive  loss per share is computed in  accordance with SFAS No. 128 using the weighted average number of shares outstanding during each year. Shares issuable upon exercise of outstanding stock options, warrants and conversion of debentures are not included in the computation of diluted loss per share because the result of their inclusion would be anti-dilutive (see notes 7 and 10).


                                                           (Continued)
                                       F-8

                          ELECTRO-CATHETER CORPORATION
                    Notes to Financial Statements, Continued





(1)      Summary of Significant Accounting Policies, cont.
         -------------------------------------------------

                  The weighted  average number of shares of common stock used in
                    the   computation  of  loss  per  share  was   approximately
                    6,388,000 in 1998, 6,380,000 in 1997 and 6,354,000 in 1996.

         (m)      Long-Lived Assets To Be Disposed Of
                  -----------------------------------

                  In accordance   with  SFAS  No.  121,   the  Company   reviews
                    long-lived assets for impairment whenever events or changes in business circumstances occur that indicate that the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of long-lived assets held and to be used based on undiscounted cash flows, and measures the impairment, if any, using discounted cash flows. Adoption of SFAS No. 121 in fiscal year 1997 did not have any impact on the Company's financial position, operating results or cash flows.

         (n)      Financial Instruments
                  ---------------------

                  The carrying  amounts of cash and cash  equivalents  and other current assets, current liabilities and subordinated debt approximate fair value due to the short-term maturity of these instruments.

(2)      Liquidity
         ---------

         The accompanying financial statements have been prepared on a going concern basis which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company incurred net losses of $1,077,317, $1,354,942 and $892,940 for the years ended August 31, 1998, 1997 and
           1996, respectively, and at August 31, 1998 had an accumulated deficit of $12,533,976. The net losses incurred by the Company have consumed working capital and weakened the Company's financial position. The Company's ability to continue in business is dependent upon its success in generating sufficient cash flow from operations or obtaining additional financing. The Company continues to re-evaluate its plans and adopt certain cost reduction measures. The contemplated merger between the Company and Cardiac Control Systems, Inc. ("CCS") is contingent upon raising sufficient capital to support each Company's product development efforts (see note 16).


                                                           (Continued)
                                       F-9

                          ELECTRO-CATHETER CORPORATION
                    Notes to Financial Statements, Continued





(2)      Liquidity, cont.
         ----------------

           However, there can be no assurance that the merger will occur or the Company will be able to generate the funding required.

(3)      Inventories
         -----------

         Inventories consisted of the following:

                                                      1998                    1997
                                                      ----                    ----

                 Finished goods                  $    398,503               481,660
                 Work-in-process                      611,300               490,621
                 Materials and supplies               243,653               270,086
                                                      -------               -------


                                                 $  1,253,456             1,242,367
                                                    =========             =========

(4)      Property, Plant and Equipment

         Property, plant and equipment consisted of the following:

                                                                              1998                  1997
                                                                              ----                  ----

                 Land                                             $         38,400                 38,400
                 Building                                                  153,597                153,597
                 Building improvements                                     993,168                993,168
                 Equipment                                               2,252,701              2,307,607
                 Office furniture and equipment                            534,232                534,232
                 Leasehold improvements                                    340,382                340,382
                 Sales equipment and
                     diagnostic computers                                  589,348                587,348
                 Capitalized leases                                        360,545                305,555
                                                                           -------                -------

                                                                         5,262,373              5,260,289
                 Less accumulated depreciation and amortization          4,608,921              4,482,626
                                                                         ---------              ---------

                 Net property, plant
                      and equipment                                   $    653,452                777,663
                                                                         =========              =========





                                                           (Continued)
                                      F-10

                          ELECTRO-CATHETER CORPORATION
                    Notes to Financial Statements, Continued





(5)      Accrued Expenses
         ----------------

         The components of accrued expenses consisted of the following:

                                                    1998                   1997
                                                    ----                   ----
           Accrued salaries, wages and
                 payroll taxes                  $ 194,087                287,933

           Other expenses                         147,559                173,185
                                                  -------                -------

                                                $ 341,646                461,118
                                                 ========                =======

(6)      Deferred Revenues
         -----------------


         In June 1996, the  Company  received  an advance  of  $300,000  from an unrelated company to perform research and development and pre-production planning for it. For services performed, the Company recognized $155,707 in revenues in 1996 and such amount was reported in net revenues in the statement of operations. The remaining $144,293 was recorded as deferred revenues in the 1996 balance sheet and was recognized as revenue in fiscal year 1997.

(7)      Subordinated Debentures Due to The T Partnership
         ------------------------------------------------

         On October 11, 1993, the Company entered into an agreement with The T Partnership, a related party, to borrow up to $1,000,000. Ervin Schoenblum, the Company's Acting President and a Director, and Abraham Nechemie, also a Director of the Company, are members of The T Partnership. On August 31, 1995, after the Company had drawn down all of the $1,000,000, the Company entered into an agreement with The T Partnership to borrow an additional $500,000 ("Lending Agreement"). In January 1996, the Company and The T Partnership
             agreed to a restructuring of its financing agreement. The T Partnership advanced an additional $200,000 to the Company and agreed to defer interest payments for a period of three months (interest payments were added to the outstanding principal on The T Partnership indebtedness) and in April 1997, the Company borrowed an additional $100,000 from The T Partnership under the same terms and conditions as its previous borrowing. The Company repaid $100,000 in fiscal year 1997. In September 1997, another $100,000 was advanced under this agreement. In December 1997, January 1998, May 1998 and in July 1998 the Company borrowed additional amounts



                                                           (Continued)
                                      F-11

                          ELECTRO-CATHETER CORPORATION
                    Notes to Financial Statements, Continued





(7) Subordinated Debentures Due to The T Partnership, cont.
    -------------------------------------------------------

           from The T Partnership, in each case in the amount of $100,000, under promissory notes due in September 1999. The total indebtedness due to The T Partnership at August 31, 1998 was $2,247,125.

         The rate of  interest  on the debt is 12% per annum on any  outstanding balance and is payable monthly. As of August 31, 1998, the Company owes The T Partnership $293,764 for monthly interest payments dating back to July 1997. The Company has sent the required interest payments to The T Partnership. The T Partnership has chosen not to tender such checks for payment. Therefore, the Company has considered the interest payments unpaid at August 31, 1998 and has reflected the amount as a liability on the accompanying 1998 balance sheet. Interest payments under this agreement continue to be required monthly, however, The T Partnership has agreed that the failure to make such monthly payments will not constitute an event of default, as defined in the agreement, and has agreed not to request acceleration of payment of this outstanding debt for the fiscal years 1997 and 1998 interest payments or, further, for any fiscal year 1999 interest payments. Principal payments of $25,000 scheduled to begin on September 1, 1996 have, pursuant to several waivers, with the latest received in October 1998, been deferred to September 1, 1999. The loan is secured by the Company's property, building, accounts receivable, inventories and machinery and equipment. The Company is to prepay the outstanding balance in the event the Company is merged into or consolidated with another corporation or the Company sells all or substantially all of its assets, unless The T Partnership and Company agree otherwise. The CCS merger agreement contemplates that the total indebtedness outstanding and due to The T Partnership plus interest accrued thereon (totaling approximately $2.5 million) shall be redeemed at the merger effective time by: (a) the issuance by the surviving subsidiary corporation in the merger (the "Surviving Subsidiary") to The T Partnership of an aggregate of 1,000 shares of Series A 9% preferred stock, no par value (the "Series A Preferred Stock") of the surviving subsidiary, which shares shall have a liquidation value equal to, and shall be issued in redemption of, $1.0 million of the indebtedness and shall be convertible into shares of the new combined company's Common Stock; (b) the delivery to The T Partnership of the new combined company's 9% conditional promissory note in the amount of $1.0 million pursuant to which the new combined company is obligated to pay only those amounts which are due but not paid to the holders of the Series A Preferred Stock, or in the event of certain other non-monetary defaults; and (c) the delivery to The T Partnership of a secured promissory note made by the new combined

                                                           (Continued)
                                      F-12

                          ELECTRO-CATHETER CORPORATION
                    Notes to Financial Statements, Continued





(7) Subordinated Debentures Due to The T Partnership, cont.
    -------------------------------------------------------

           company in an amount not to exceed $1.3 million (which amount shall be the approximately remaining amount of Electro-Catheter's secured indebtedness to The T Partnership exclusive of the amount redeemed under (a) above), bearing interest at the rate of 12% per annum payable quarterly, the principal amount of which shall be due and payable three years from the date of execution of such note (the terms of the security for the note have yet to be agreed upon). As a result of the issuance of Series A Preferred Stock, The T Partnership shall be entitled to receive dividends. In addition, pursuant to the terms of the Merger Agreement, The T Partnership shall be entitled to reimbursement for cash advances provided to the Company in the amount of $200,000, or any greater amount as may be agreed to by the Company and CCS, in writing, which may have been extended by The T Partnership between May 1, 1998 and the completion of the merger for the purpose of operating capital.

         Under the provisions of the agreement with The T Partnership, the Company is obligated to comply with certain covenants, to be tested on a monthly basis. Non-compliance by the Company shall allow The T Partnership to declare an Event of Default and accelerate repayment of indebtedness. As of August 31, 1998, the Company was not in compliance with certain covenants. However, in October 1998, The T Partnership agreed not to exercise its right to accelerate the repayment of indebtedness through September 1, 1999 as a result of non-compliance with the aforementioned covenants and agreed to defer the principal and interest payments due in the 1998 and 1999 fiscal years. The T Partnership has also agreed to a modification to one of the financial covenants. The Company is currently in compliance with such revised covenant.

         Under the provisions of the original  agreement,  The T Partnership was granted warrants which permit The T Partnership to purchase 166,667 shares of the Company's common stock at a price of $3.25 per share. The August 1995 agreement provides that The T Partnership surrender its warrants and be granted a new warrant to purchase 500,000 shares of the Company's common stock at a price of $0.9875 per share in exchange for the surrendered warrant. No additional warrants were issued as a result of subsequent borrowings. A value has been allocated to the warrants based upon their estimated fair market value at the date of the agreement. Such amount ($50,000) is



                                                           (Continued)
                                      F-13

                          ELECTRO-CATHETER CORPORATION
                    Notes to Financial Statements, Continued





(7) Subordinated Debentures Due to The T Partnership, cont.
    ------------------------------------------------------


           amortized as additional interest expense over the term of the indebtedness. The unamortized balance is shown in other assets in the accompanying 1998 and 1997 balance sheets. The warrants are immediately exercisable and expire on August 1, 2001. As of August 31, 1998 these warrants remain outstanding.

(8)      Capitalized Lease Obligations
         -----------------------------

         The Company has entered into lease  commitments for equipment that meet the requirements for capitalization. The equipment has been capitalized and shown in property, plant and equipment in the accompanying balance sheets (see Note 4). The related obligations are also recorded in the accompanying balance sheets and are based upon the present value of the future minimum lease payments with interest rates of 13.7% to 17.1%. The net book value of equipment acquired under capitalized lease obligations was $265,863 and $264,867, respectively, at August 31, 1998 and 1997.

         The annual maturities for capitalized lease obligations as well as subordinated debentures due to The T Partnership for the five years subsequent to August 31, 1998, are as follows:

                            1999                                  $    73,279
                            2000                                      377,227
                            2001                                      377,729
                            2002                                      338,501
                            2003                                      303,157
                            thereafter                              1,047,125
                                                                    =========

(9)      Other Debt
         ----------

         The Company has borrowed $131,297 against the cash surrender value of a life insurance policy of the former Chairman of the Board of the Company. Interest on the loan is 6%. The loan plus accrued interest of $29,903 is recorded as a reduction in the policy's cash surrender value, which is included in other assets in the accompanying balance sheets.



                                                           (Continued)
                                      F-14

                          ELECTRO-CATHETER CORPORATION
                    Notes to Financial Statements, Continued





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

         In July 1994, the Company extended the expiration date of certain outstanding options held by two members of its Board of Directors. The extension, relating to a total of 44,500 shares of the Company's common stock, affected options having an exercise price per share of $.875 at the date of grant and a fair market value of $1.25 per share at the date of extension. The difference between the price at the date of grant and the fair market value at the date of extension has


                                                           (Continued)
                                      F-15

                          ELECTRO-CATHETER CORPORATION
                    Notes to Financial Statements, Continued





(10)     Stock Options, cont.
         --------------------

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

          A summary of all stock option activity follows:

                                                     Number             Option
                                                       of                Price
                                                     Shares            Per share              Total
Year ended August 31, 1996:
         Granted                                     12,900      $    .81  -  .88            10,794
         Exercised                                   23,500               .88                20,563
         Canceled or expired                        129,700           .81  - 5.00           330,231
Outstanding at August 31, 1996                      350,000           .81  - 2.75           358,761
                                                    =======            ==========           =======

Year ended August 31, 1997:
         Granted                                     23,500       $   .81  - 1.13            21,643
         Cancelled or expired                        22,300           .81  - 1.50            20,113
Outstanding at August 31, 1997                      351,200           .81  - 2.75           353,791
                                                    =======            ==========           =======

Year ended August 31, 1998:
         Cancelled or expired                        67,800       $   .81  - 2.25            67,261
Outstanding at August 31, 1998                      283,400           .88  - 2.75           286,530
                                                    =======            ==========           =======


      Options to acquire 235,420 shares of common stock were exercisable at August 31, 1998.

         The per share  weighted-average  fair  value of stock  options  granted during 1997 and 1996 was $.59 and $.55, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0.0%, risk-free interest rate of 5%, volatility factor of 73% and an expected life of 5 years. No options were granted during 1998. The Company applies APB Opinion No. 25 in accounting for its stock options and, accordingly, no compensation expense has been recognized


                                                           (Continued)
                                      F-16

                          ELECTRO-CATHETER CORPORATION
                    Notes to Financial Statements, Continued





(10)     Stock Options, cont.
         --------------------

           for its stock options in the financial statements. Had the Company determined compensation cost based on the fair market value at the grant date for its stock options under SFAS No. 123, the Company's net income would not have been materially affected. The pro forma amounts are indicated below:


                                                        1998          1997          1996
                                                      --------     ---------      -------

           Net loss - as reported                  $ (1,077,317)  $(1,354,942)  $ (892,940)
           Net loss - pro forma                      (1,081,509)   (1,357,590)    (893,624)

           Loss per share - as reported              $    (0.17)   $    (0.21)  $    (0.14)
           Loss per share - pro forma                     (0.17)        (0.21)       (0.14)

         In accordance with SFAS No. 123, pro forma net loss and loss per share data reflect only options granted in 1996 and subsequent years.

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

         After the first offering, subsequent offerings were made upon the recommendation of the committee administering the Plan. Common stock can be purchased through employee-authorized payroll deductions at the lower of 85% of the fair market value of the common stock on either the first or last day of trading of the stock during the calendar year. It is the intention of the Company that the Plan qualify under Section 423 of the Internal Revenue Code. The Company's Board of Directors authorized extension of the Plan to January 1, 1998. During 1998, 1997 and 1996, 6,778, 9,900, and 2,866 shares, respectively, were purchased under the Plan.


                                                           (Continued)
                                      F-17

                          ELECTRO-CATHETER CORPORATION
                    Notes to Financial Statements, Continued





(12) Preferred Stock, Common Stock and Paid-in Capital
     --------------------------------------------------

         The Company is authorized to issue up to 1,000,000 shares of preferred stock. As of August 31, 1998, no preferred shares have been issued.

         In March  1995,  The T  Partnership  purchased  571,500  shares of  the
           Company's restricted common stock, $.10 par value, in a private placement at $.875 per share for gross proceeds of approximately $500,000. In connection with this private placement, the Company also issued to The T Partnership a purchase warrant to purchase 83,344 shares of the Company's common stock at an exercise price of $1.425 per share. This warrant will expire five years from the date of the agreement. Ervin Schoenblum, the Company's Acting President and a director, and Abraham H. Nechemie, also a member of the Company's Board of Directors, are members of The T Partnership.

(13) Income Taxes
     ------------

         A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance for deferred tax assets as of August 31, 1998 was $3,426,000 as compared to $3,197,000 at August 31, 1997. The net change in the total valuation allowance for the year ended August 31, 1998 was an increase of $229,000 as compared to an increase of $142,000 at August 31, 1997.

         At August 31, 1998 and 1997, the tax effects of  temporary  differences
           that  give  rise  to  the   deferred  tax  assets  and  deferred  tax
           liabilities are as follows:


                                                                    (Continued)
                                      F-18

                          ELECTRO-CATHETER CORPORATION
                    Notes to Financial Statements, Continued





(13) Income Taxes, cont.
     -------------------

        Deferred tax assets:                                                             1998            1997
                                                                                         ----            ----


                       Inventories                                                  $   99,000            93,000
                       Accounts receivable, due to
                           allowance for doubtful accounts                              49,000            23,000
                       Contribution carryover                                           25,000            25,000
                       Compensated absences                                             31,000            31,000
                       Federal and state net
                           operating loss carryforwards                              2,653,000         2,390,000
                       Research and development
                           and investment tax credit
                           carryforwards                                               635,000           635,000
                                                                                       -------         ---------
                       Total gross deferred
                           tax assets                                                3,492,000         3,197,000
                       Less valuation allowance                                      3,426,000         3,137,000
                                                                                     ---------         ---------

                        Net deferred tax assets                                         66,000            60,000

        Deferred tax liabilities:

                       Excess of tax over financial
                           statement depreciation                                      (66,000)          (60,000)
                                                                                       -------           -------


                       Net deferred tax                                            $      -0-                -0-
                                                                                        =======            =======


        At August 31, 1998, the Company had available federal net operating loss carryforwards, research and development and investment tax credit carryforwards that expire as follows:


                                                                  (Continued)
                                      F-19

                          ELECTRO-CATHETER CORPORATION
                    Notes to Financial Statements, Continued





(13) Income Taxes, cont.
     ------------------

                                               Net                  Research
                                            operating                 and                Invest-
                                               loss                 develop-              ment
                      Expiration              carry-                  ment                tax
                         date                forwards               credits              credits
                         -----               --------              --------              -------
                          1999           $         -                 25,000                    -
                          2000                     -                275,000               35,000
                          2001             4,417,000                246,000               43,000
                          2002             2,063,000                      -                    -
                          2003               690,000                      -                    -
                          2004               268,000                      -                    -
                          2005                46,000                      -                    -
                          2006               223,000                      -                    -
                          2007               454,000                      -                    -
                          2008               854,000                 11,000                    -
                          2009             1,368,000                      -                    -
                          2010             1,178,000                      -                    -
                          2011               589,000                      -                    -
                          2012             1,435,000                      -                    -
                          2013             1,385,000                      -                    -
                                           ---------                 -------              ------
                        Total             14,970,000                557,000               78,000
                                          ==========                =======               ======

(14) Segment Data
     ------------

         The Company operates in one business segment. Export sales were $1,559,386 in 1998, $1,828,000 in 1997 and $2,324,000 in 1996. The
           major areas of export sales are as follows:

           Region                    1998           1997            1996
           ------                    ----           ----            ----

           Asia                 $   401,447     $  448,507      $  459,947
           Europe                   926,026      1,201,036       1,592,469
           South America             95,094         76,744         127,151
           Other                    100,819        101,750         144,724
                                    =======        =======         =======

(15) Commitments and Contingencies
     -----------------------------

(a) The Company has agreements to lease equipment for use in the operations of the business under operating leases. The Company incurred rental expenses of approximately $108,000 in 1998, $105,000 in 1997 and $116,000 in 1996.


                                                                 (Continued)
                                      F-20

                          ELECTRO-CATHETER CORPORATION
                    Notes to Financial Statements, Continued





(15) Commitments and Contingencies, cont.
     ------------------------------------

         The following is a schedule of future minimum rental payments for operating leases which expire through 2001:


                                1999                  $   9,166
                                2000                      5,016
                                2001                      2,090
                                                         -------
                                                      $  16,272

(b)      In September 1997, a  Superior  Court  jury  in Middlesex  County,  New
           Jersey found the Company liable for age discrimination in connection with its termination of an employee in April 1994. The jury awarded the terminated employee $283,000 plus attorney's fees and expenses and prejudgment interest in the combined amount of approximately $47,990. The Company also incurred legal costs from September 1996 through September 1997 in the amount of approximately $115,665. All of the aforementioned costs were recorded in the financial statements for the year ended August 31, 1997. The Company filed an appeal of the judgment.

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

(c)      The  Company   is  also  involved  in  certain  claims  and  litigation
           arising in the normal course of business. Management believes, based on the opinion of counsel representing the Company in such matters, that the outcome of such claims and litigation will not have a material effect on the Company's financial position and results of operations.

(d)      The Company's  products are classified as  medical  devices  under  the
           FDA Act and, as such, are subject to extensive regulatory compliance requirements. In February 1997, the FDA conducted an inspection and


                                                             (Continued)
                                      F-21

                          ELECTRO-CATHETER CORPORATION
                    Notes to Financial Statements, Continued





(15) Commitments and Contingencies, cont.
     -----------------------------------

           audit of the Company's facilities and practices as a result of which the FDA issued a Warning Letter (the "FDA Warning Letter") regarding noncompliance by Electro-Catheter Corporation with certain regulations regarding current good manufacturing practices ("cGMP") in the manufacture of its products. The areas of noncompliance include Electro-Catheter Corporation's methods of investigation of device complaints, methods of validation of device sterilization, environmental monitoring procedures, methods of validation of extrusion processes which are used in the manufacture of certain of Electro-Catheter Corporation's catheters and other quality assurance and record keeping requirements. Electro-Catheter Corporation has communicated with the FDA its intentions to remedy the noncompliance, has established a plan and timetable to effectuate such remediation and has diligently worked to take the necessary corrective actions. Electro-Catheter Corporation's actions have included the establishment of certain validation protocols, revisions of the Company's Quality System and Quality System Manual, the implementation of a program for environmental testing, the purchase of equipment for extrusion process validation and the institution of file and record keeping protocols. A subsequent FDA inspection in September 1997 indicated that while substantial progress had been made, not all corrective actions had been completed. The Company is continuing in its efforts to complete such actions and it is the Company's intention to inform the FDA before the end of 1998 that it has completed such actions and is ready for reinspection. There can be no assurance, however, that the Company will be ready for such reinspection before the end of 1998 nor that the Company will pass any such reinspection when it occurs. While the Company is currently under no restrictions by the FDA regarding the manufacture or sale of its products, the Company is unable to determine precisely the short-term economic impact of instituting the required corrective actions and there can be no assurance that the FDA will not take further action, including seizure of products, injunction and/or civil penalties, if the necessary corrective actions are not completed on a timely basis. Until all corrective actions required under the FDA Warning Letter have been taken, the FDA will not consider new products for approval. However, the Company's insufficient financing for research and development efforts over the last few years have limited its ability to produce new products and, consequently, no FDA approvals are currently sought.



                                                               (Continued)
                                      F-22

                          ELECTRO-CATHETER CORPORATION
                    Notes to Financial Statements, Continued





(15) Commitments and Contingencies, cont.
     ------------------------------------

(e)      Beginning  in  June 1998, international sales  were  adversely affected in Europe (approximately 21% and 17% of total revenues for the fiscal years 1996 and 1997, respectively) as the Company was not able to obtain the CE Mark certification on its products on a timely basis, in order to continue to sell into this market. Several months ago, the Company and CCS submitted an application requesting CE Mark certification for CCS to sell the Company's steerable line of catheters, as manufacturer, with the Company acting as vendor to CCS in such regard. The CE Mark certification was granted on October 26, 1998, issued in the name of CCS. Upon the merger, the CE Mark will belong to CTG (see note 16). CCS and the Company plan on having product with the CE Mark available for shipment in early 1999. Applications for the CE Mark for many additional products of the Company have been submitted recently. However, there can be no assurance that the CE Mark for the additional products will be obtained, that the merger between CCS and the Company will be consummated or that the pre-June 1998 sales levels will be recaptured.

(16) The Proposed Merger
     -------------------

         On January 20, 1998, the Company  entered into an Agreement and Plan of
           Reorganization with Cardiac Control Systems, Inc., a Delaware corporation located in Palm Coast, Florida, to effect a merger of the two companies targeted toward the development and marketing of advanced specialty electrophysiology products.

         Currently, the structure of the transaction contemplates the merger of a newly-created, wholly-owned subsidiary of CCS into and with the Company as a result of which the Company shall become a wholly-owned subsidiary of CCS and the stockholders of the Company will become stockholders of Catheter Technology Group, Inc. ("CTG"), a Delaware corporation and parent holding company of CCS, formed as part of a restructuring in connection with the merger. By virtue of the merger, each outstanding share of common stock, $.10 par value, of the Company will be converted into the right to receive one-fifth of a share of common stock $.10 par value of CTG. Pursuant to the restructuring, CTG will succeed to all rights and obligations of CCS and will become the successor issuer of CCS such that stockholders of CCS will become stockholders of CTG. Pursuant to the restructuring, it is intended that CCS will undergo a 1 for 5 reverse stock split reducing the number of shares of common stock, $.10 par value, of CCS outstanding to approximately 529,748 shares. By virtue of the merger, subsequent to the reverse stock split, each outstanding share of common stock, $.10 par value, of the Company will be converted into

                                                                  (Continued)
                                      F-23

                          ELECTRO-CATHETER CORPORATION
                    Notes to Financial Statements, Continued





(16) The Proposed Merger cont.
     ------------------------


           the right to receive one-fifth of a share of CTG Common Stock, effectively equal to an even exchange of shares prior to such reverse stock split. Upon consummation of the merger, CTG plans to issue stock in a public offering. The merger will be accounted for using the purchase method of accounting. In accordance with the provisions of Staff Accounting Bulletin No. 97, the Company is deemed to be the accounting acquiror as its stockholders will receive the largest portion of the voting rights in CTG. Accordingly, the Company has deferred costs associated with the merger. If the merger is not consummated, such costs will be recognized as expense in that period.

         Consummation  of the merger is  subject,  among other  things,  to: (i)
           raising sufficient capital to support the product development efforts of both companies; (ii) declaration of the effectiveness of the registration statement filed with the Securities and Exchange
           Commission in connection with the merger; (iii) the approval of the merger and the transactions contemplated thereby by the stockholders of Electro-Catheter Corporation and CCS; and (iv) the receipt of all required regulatory approvals by the two companies.

         The merger is scheduled to be completed on or about the end of December
           1998, although there is no assurance the merger will be completed.






                                                                  (Continued)
                                      F-24

                          ELECTRO-CATHETER CORPORATION
                    Notes to Financial Statements, Continued















                                                                                                           Schedule II

                          ELECTRO-CATHETER CORPORATION

                        Valuation and Qualifying Accounts

                   Years Ended August 31, 1998, 1997 and 1996

                                                                          Addition
                                                       Balance             charged
                                                     at begin-             to cost                             Balance
                                                       ing of                and              Write-           at end
                  Description                           year              expenses            offs             of year


1998 Allowance for doubtful accounts                 $ 152,070              71,228            9,709            213,589
                                                       =======              ======            =====            =======

1997 Allowance for doubtful accounts                 $  15,000             142,848            5,778            152,070
                                                        ======             =======            =====            =======

1996 Allowance for doubtful accounts                 $  76,796              39,383          101,179             15,000
                                                        ======              ======          =======             ======


                                                          Exhibit (10)(j)


                     THIRD COMPOSITE MODIFICATION AGREEMENT


         THIS THIRD COMPOSITE MODIFICATION ("Modification Agreement") dated as of September 17, 1997 between ELECTRO-CATHETER CORPORATION, a New Jersey corporation with offices at 2100 Felver Court, Rahway, New Jersey 07065 ("Borrower") and THE T PARTNERSHIP, a New Jersey partnership with offices c/o Wiss & Co., 354 Eisenhower Parkway, Livingston, New Jersey 07039 ("Lender"),

                                   WITNESSETH:

         WHEREAS, the Borrower and the Lender entered into a Lending Agreement (as amended "Lending Agreement") dated August 31, 1995, whereby the Lender loaned to the Borrower the sum of One Million Five Hundred Thousand and 00/100 Dollars ($1,500,000.00); and

         WHEREAS, to evidence such indebtedness the Borrower issued a 12% Debenture (as amended "Debenture") to the Lender dated August 31, 1995; and
WHEREAS, the Borrower and the Lender entered into a Security Agreement (as amended "Security Agreement") dated as of August 31, 1995, to secure the due and punctual payment and performance of all obligations of the Borrower under the Loan Documents (as such term is defined in the Lending Agreement); and

         WHEREAS, the obligations of the Borrower under the Loan Documents are further secured by a Mortgage (as amended "Mortgage") dated October 31, 1995, which Mortgage is a first lien mortgage on Borrower's real property located in the City of Rahway, County of Union, State of New Jersey, commonly known and designated as 2100 Felver Court; and

         WHEREAS, the Borrower and the Lender entered into a Composite Modification Agreement and Amendment to Mortgage dated as of January 1, 1996 and a Second Composite Modification Agreement dated as of April 15, 1997 and Borrower issued an Amended and Restated Debenture dated January 1, 1996 and a Second Amended and Restated Debenture dated April 15, 1997 evidencing additional borrowings by Borrower from Lender with aggregate borrowings equivalent to $1,850,000 ("Loan"); and

         WHEREAS, the Borrower and the Lender have agreed to modify the Loan Documents on certain terms and conditions as hereinafter provided.

         NOW, THEREFORE, the parties hereto do hereby agree as follows:

         1. LOAN. The Lender has advanced an additional One Hundred Thousand Dollars ($100,000.00) to Borrower.

         2. MODIFICATION OF LOAN DOCUMENTS. The Loan Documents are hereby modified and amended as follows:

                  (a) Principal Amount of Loan. All references to the sum One Million Eight Hundred Fifty Thousand and 00/100 Dollars ($1,850,000.00) in the Loan Documents and Mortgage shall be deleted in its entirety and substituted in its place and stead shall be the sum of all advances up to One Million Nine Hundred Fifty Thousand and 00/100 Dollars ($1,950,000.00).

                  (b) Additional Composite Modifications. References in any Loan Document to the Debenture, Mortgage or Lending Agreement shall be deemed to refer to respectively the Third Amended and Restated Debenture, the Mortgage as modified by the Third Amendment to Mortgage and the Lending Agreement as modified by the First Composite, Second Composite and this Third Composite Modification Agreement.

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

         6. ADDITIONAL DELIVERIES. Borrower is delivering to Lender simultaneously herewith a substitute Third Amended and Restated Debenture and Third Amendment to Mortgage. The T Partnership shall return to Borrower within 45 days of the date of this Modification Agreement the Second Amended and Restated Debenture.

     IN WITNESS WHEREOF, the parties have executed this Modification Agreement as of the date first above written.

                                                 ELECTRO-CATHETER CORPORATION


                                                 By:___________________________
                                                     Ervin Schoenblum,
                                                      Acting President


                                                 THE T PARTNERSHIP



                                                By:____________________________
                                                       Abraham H. Nechemie,
                                                       Partner

                                                                Exhibit (10)(k)

                          ELECTRO-CATHETER CORPORATION
                                 PROMISSORY NOTE


$100,000                                                 as of December 17, 1997


         FOR VALUE RECEIVED, ELECTRO-CATHETER CORPORATION, a New Jersey corporation ("Maker") promises to pay to the order of The T Partnership, a partnership organized under the laws of the State of New Jersey, its successors and assigns (the "Holder"), in lawful money of the United States of America, the principal sum of One Hundred Thousand Dollars ($100,000), together with interest thereon, upon the following terms.

         The principal sum evidenced hereby shall bear interest at the fixed rate (the "Rate") of twelve percent (12%) per annum. Interest shall be calculated on a 360-day year for the actual number of days elapsed in each calendar year.

         Accrued interest shall be payable monthly on or before the first day of each calendar month. The entire outstanding balance of principal, and accrued and unpaid interest thereon, shall be due and payable, on the earlier of (i) September 1, 1999, (ii) the occurrence of an Event of Default (as hereinafter defined) and acceleration of the due date hereunder, or (iii) the closing on a transaction whereby Maker sells substantially all of its assets, or whereby by merger, stock sale or other transaction, the ownership composition of Maker changes by over 25% at which time Maker shall pay to Holder the entire outstanding principal balance due hereunder together with all accrued and unpaid interest thereon and all other unpaid fees, expenses, and other sums.

         All sums payable to Holder hereunder shall be paid in immediately available funds at the offices of Holder, c/o Fred Lafer, The Taub Foundation, 300 Frank W. Burr Blvd., Teaneck, New Jersey 07666, or elsewhere as Holder shall designate.

         Maker may prepay this Note in full at any time without fee or penalty.

         This Note is secured by and entitled to the benefits of, inter alia, a Security Agreement between Maker and Holder dated as of August 31, 1995, as amended, it being the intent of the parties that this Note constitutes a "Loan Document" under the "Loan Agreement", as such terms are defined in the Security Agreement.

         "Event of Default", wherever used in this Note, means any one of the following events:

                  (a) default in the payment of any installment of interest under this Note and continuance of such default for a period of fifteen (15) days; or
                  (b) failure to pay the principal when due and continuance of such default for a period of fifteen (15) days; or

                  (c) a default under any document evidencing indebtedness due from Maker to Holder.

         Upon demand, after an Event of Default, the entire unpaid balance of the principal debt, and all other liabilities, indebtedness and obligations of Maker to Holder (however acquired or evidenced) together with unpaid interest thereon, and all costs of collection (including reasonable attorney's fees), shall at the option of the Holder and without notice become immediately due and payable. Payment of the foregoing sums may be recovered in whole or in part at any time by one or more of the remedies provided to Holder in this Note or otherwise available under applicable law, and in such case Holder may recover all costs of suit and reasonable attorneys' fees for collection. After an Event of Default, all amounts due hereunder shall bear interest at a rate equal to the Rate plus two percentage points.

         Maker hereby waives presentment for payment, demand, protest, and of dishonor and non-payment of this Note, and consents that Holder may extend the time of payment or otherwise modify the terms of payment of any part or the whole of the debt evidenced by this Note, and such consent shall not alter or diminish the liability of any person hereunder.

         The remedies of this Note providing for the enforcement of the payment of the principal sum hereby secured, together with interest thereon, and for the performance of the covenants, conditions, and agreements, matters and things herein and therein contained, are cumulative and concurrent and may be pursued singly or successively, or together, at the sole discretion of Holder and may be exercised as often as occasion therefore shall occur. The waiver by Holder or failure to enforce any covenant or condition of this Note or to declare any default thereunder or hereunder, shall not operate as a waiver of any subsequent default or affect the right of Holder to exercise any right or remedy not expressly waived in writing.

         This Note shall bind Maker and Maker's respective successors and assigns, and the benefit hereof shall inure to Holder and its successors and assigns. The word "Holder" whenever occurring herein shall be deemed and taken to include each successive holder hereof or any interest herein.

         The parties intend that this Note shall be governed by and construed in accordance with the law of the State of New Jersey.

         MAKER CONSENTS TO THE NONEXCLUSIVE JURISDICTION OF THE UNITED STATES DISTRICT COURT FOR NEW JERSEY OR ANY NEW JERSEY STATE COURT FOR PURPOSES OF ALL LEGAL PROCEEDINGS ARISING OUT OF OR RELATING TO THIS NOTE. MAKER IRREVOCABLY WAIVES, TO THE FULLEST EXTENT PERMITTED BY LAW, ANY OBJECTION WHICH IT MAY NOW OR HEREAFTER HAVE TO THE LAYING OF THE VENUE OF ANY SUCH PROCEEDING BROUGHT IN SUCH COURT AND ANY CLAIM THAT ANY SUCH PROCEEDING BROUGHT IN SUCH A COURT HAS BEEN BROUGHT IN AN INCONVENIENT FORUM. ALL PARTIES HEREBY MUTUALLY AND RECIPROCALLY WAIVE ANY RIGHT TO A JURY TRIAL IN ANY PROCEEDING HEREON OR RELATED HERETO.

         IN WITNESS WHEREOF, Maker has caused the due execution hereof, as of the date and year first above written.


ATTEST:                                     ELECTRO-CATHETER CORPORATION


_______________________                     By:_____________________________
Arlene Bell, Secretary                    Name: Ervin Schoenblum
                                         Title: Acting President

                                                          Exhibit (10)(l)

                          ELECTRO-CATHETER CORPORATION
                                 PROMISSORY NOTE


$100,000                                                as of January 26, 1998


         FOR VALUE RECEIVED, ELECTRO-CATHETER CORPORATION, a New Jersey corporation ("Maker"), promises to pay to the order of The T Partnership, a partnership organized under the laws of the State of New Jersey, its successors and assigns (the "Holder"), in lawful money of the United States of America, the principal sum of One Hundred Thousand Dollars ($100,000), together with interest thereon, upon the following terms.

         The principal sum evidenced hereby shall bear interest at the fixed rate (the "Rate") of twelve percent (12%) per annum. Interest shall be calculated on a 360-day year for the actual number of days elapsed in each calendar year.

         Accrued interest shall be payable monthly on or before the first day of each calendar month. The entire outstanding balance of principal, and accrued and unpaid interest thereon, shall be due and payable, on the earlier of (i) the date six months from the date of this Note, (ii) the occurrence of an Event of Default (as hereinafter defined) and acceleration of the due date hereunder, or
(iii) the closing on a transaction whereby Maker sells substantially all of its assets, or whereby by merger, stock sale or other transaction, the ownership composition of Maker changes by over 25% at which time Maker shall pay to Holder the entire outstanding principal balance due hereunder together with all accrued and unpaid interest thereon and all other unpaid fees, expenses, and other sums.

         All sums payable to Holder hereunder shall be paid in immediately available funds at the offices of Holder, c/o Fred Lafer, The Taub Foundation, 300 Frank W. Burr Blvd., Teaneck, New Jersey 07666, or elsewhere as Holder shall designate.

         Maker may prepay this Note in full at any time without fee or penalty.

         This Note is secured by and entitled to the benefits of, inter alia, a Security Agreement between Maker and Holder dated as of August 31, 1995, as amended, it being the intent of the parties that this Note constitutes a "Loan Document" under the "Loan Agreement", as such terms are defined in the Security Agreement.

         "Event of Default", wherever used in this Note, means any one of the following events:

                  (a) default in the payment of any installment of interest under this Note and continuance of such default for a period of fifteen (15) days; or

                  (b) failure to pay the principal when due and continuance of such default for a period of fifteen (15) days; or

                  (c) a default under any document evidencing indebtedness due from Maker to Holder.

         Upon demand, after an Event of Default, the entire unpaid balance of the principal debt, and all other liabilities, indebtedness and obligations of Maker to Holder (however acquired or evidenced) together with unpaid interest thereon, and all costs of collection (including reasonable attorney's fees), shall at the option of the Holder and without notice become immediately due and payable. Payment of the foregoing sums may be recovered in whole or in part at any time by one or more of the remedies provided to Holder in this Note or otherwise available under applicable law, and in such case Holder may recover all costs of suit and reasonable attorneys' fees for collection. After an Event of Default, all amounts due hereunder shall bear interest at a rate equal to the Rate plus two percentage points.

         Maker hereby waives presentment for payment, demand, protest, and of dishonor and non-payment of this Note, and consents that Holder may extend the time of payment or otherwise modify the terms of payment of any part or the whole of the debt evidenced by this Note, and such consent shall not alter or diminish the liability of any person hereunder.

         The remedies of this Note providing for the enforcement of the payment of the principal sum hereby secured, together with interest thereon, and for the performance of the covenants, conditions, and agreements, matters and things herein and therein contained, are cumulative and concurrent and may be pursued singly or successively, or together, at the sole discretion of Holder and may be exercised as often as occasion therefore shall occur. The waiver by Holder or failure to enforce any covenant or condition of this Note or to declare any default thereunder or hereunder, shall not operate as a waiver of any subsequent default or affect the right of Holder to exercise any right or remedy not expressly waived in writing.

         This Note shall bind Maker and Maker's respective successors and assigns, and the benefit hereof shall inure to Holder and its successors and assigns. The word "Holder" whenever occurring herein shall be deemed and taken to include each successive holder hereof or any interest herein.

         The parties intend that this Note shall be governed by and construed in accordance with the law of the State of New Jersey.

         MAKER CONSENTS TO THE NONEXCLUSIVE JURISDICTION OF THE UNITED STATES DISTRICT COURT FOR NEW JERSEY OR ANY NEW JERSEY STATE COURT FOR PURPOSES OF ALL LEGAL PROCEEDINGS ARISING OUT OF OR RELATING TO THIS NOTE. MAKER IRREVOCABLY WAIVES, TO THE FULLEST EXTENT PERMITTED BY LAW, ANY OBJECTION WHICH IT MAY NOW OR HEREAFTER HAVE TO THE LAYING OF THE VENUE OF ANY SUCH PROCEEDING BROUGHT IN SUCH COURT AND ANY CLAIM THAT ANY SUCH PROCEEDING BROUGHT IN SUCH A COURT HAS BEEN BROUGHT IN AN INCONVENIENT FORUM. ALL PARTIES HEREBY MUTUALLY AND RECIPROCALLY WAIVE ANY RIGHT TO A JURY TRIAL IN ANY PROCEEDING HEREON OR RELATED HERETO.

         IN WITNESS WHEREOF, Maker has caused the due execution hereof, as of the date and year first above written.


ATTEST:                                     ELECTRO-CATHETER CORPORATION


_______________________                     By: _____________________________
Arlene Bell, Secretary                    Name:  Ervin Schoenblum
                                         Title:  Acting President

                                                              Exhibit (10)(m)

                          ELECTRO-CATHETER CORPORATION
                                 PROMISSORY NOTE


$100,000                                                 as of May 14, 1998


         FOR VALUE RECEIVED, ELECTRO-CATHETER CORPORATION, a New Jersey corporation ("Maker") promises to pay to the order of The T Partnership, a partnership organized under the laws of the State of New Jersey, its successors and assigns (the "Holder"), in lawful money of the United States of America, the principal sum of One Hundred Thousand Dollars ($100,000), together with interest thereon, upon the following terms.

         The principal sum evidenced hereby shall bear interest at the fixed rate (the "Rate") of twelve percent (12%) per annum. Interest shall be calculated on a 360-day year for the actual number of days elapsed in each calendar year.

         Accrued interest shall be payable monthly on or before the first day of each calendar month. The entire outstanding balance of principal, and accrued and unpaid interest thereon, shall be due and payable, on the earlier of (i) September 1, 1999, (ii) the occurrence of an Event of Default (as hereinafter defined) and acceleration of the due date hereunder, or (iii) the closing on a transaction whereby Maker sells substantially all of its assets, or whereby by merger, stock sale or other transaction, the ownership composition of Maker changes by over 25% at which time Maker shall pay to Holder the entire outstanding principal balance due hereunder together with all accrued and unpaid interest thereon and all other unpaid fees, expenses, and other sums.

         All sums payable to Holder hereunder shall be paid in immediately available funds at the offices of Holder, c/o Fred Lafer, The Taub Foundation, 300 Frank W. Burr Blvd., Teaneck, New Jersey 07666, or elsewhere as Holder shall designate.

         Maker may prepay this Note in full at any time without fee or penalty.

         This Note is secured by and entitled to the benefits of, inter alia, a Security Agreement between Maker and Holder dated as of August 31, 1995, as amended, it being the intent of the parties that this Note constitutes a "Loan Document" under the "Loan Agreement", as such terms are defined in the Security Agreement.

         "Event of Default", wherever used in this Note, means any one of the following events:

                  (a) default in the payment of any installment of interest under this Note and continuance of such default for a period of fifteen (15) days; or

                  (b) failure to pay the principal when due and continuance of such default for a period of fifteen (15) days; or

                  (c) a default under any document evidencing indebtedness due from Maker to Holder.

         Upon demand, after an Event of Default, the entire unpaid balance of the principal debt, and all other liabilities, indebtedness and obligations of Maker to Holder (however acquired or evidenced) together with unpaid interest thereon, and all costs of collection (including reasonable attorney's fees), shall at the option of the Holder and without notice become immediately due and payable. Payment of the foregoing sums may be recovered in whole or in part at any time by one or more of the remedies provided to Holder in this Note or otherwise available under applicable law, and in such case Holder may recover all costs of suit and reasonable attorneys' fees for collection. After an Event of Default, all amounts due hereunder shall bear interest at a rate equal to the Rate plus two percentage points.

         Maker hereby waives presentment for payment, demand, protest, and of dishonor and non-payment of this Note, and consents that Holder may extend the time of payment or otherwise modify the terms of payment of any part or the whole of the debt evidenced by this Note, and such consent shall not alter or diminish the liability of any person hereunder.

         The remedies of this Note providing for the enforcement of the payment of the principal sum hereby secured, together with interest thereon, and for the performance of the covenants, conditions, and agreements, matters and things herein and therein contained, are cumulative and concurrent and may be pursued singly or successively, or together, at the sole discretion of Holder and may be exercised as often as occasion therefore shall occur. The waiver by Holder or failure to enforce any covenant or condition of this Note or to declare any default thereunder or hereunder, shall not operate as a waiver of any subsequent default or affect the right of Holder to exercise any right or remedy not expressly waived in writing.

         This Note shall bind Maker and Maker's respective successors and assigns, and the benefit hereof shall inure to Holder and its successors and assigns. The word "Holder" whenever occurring herein shall be deemed and taken to include each successive holder hereof or any interest herein.

         The parties intend that this Note shall be governed by and construed in accordance with the law of the State of New Jersey.

         MAKER CONSENTS TO THE NONEXCLUSIVE JURISDICTION OF THE UNITED STATES DISTRICT COURT FOR NEW JERSEY OR ANY NEW JERSEY STATE COURT FOR PURPOSES OF ALL LEGAL PROCEEDINGS ARISING OUT OF OR RELATING TO THIS NOTE. MAKER IRREVOCABLY WAIVES, TO THE FULLEST EXTENT PERMITTED BY LAW, ANY OBJECTION WHICH IT MAY NOW OR HEREAFTER HAVE TO THE LAYING OF THE VENUE OF ANY SUCH PROCEEDING BROUGHT IN SUCH COURT AND ANY CLAIM THAT ANY SUCH PROCEEDING BROUGHT IN SUCH A COURT HAS BEEN BROUGHT IN AN INCONVENIENT FORUM. ALL PARTIES HEREBY MUTUALLY AND RECIPROCALLY WAIVE ANY RIGHT TO A JURY TRIAL IN ANY PROCEEDING HEREON OR RELATED HERETO.

         IN WITNESS WHEREOF, Maker has caused the due execution hereof, as of the date and year first above written.


ATTEST:                                     ELECTRO-CATHETER CORPORATION


_______________________                     By:_____________________________
Arlene Bell, Secretary                    Name:  Ervin Schoenblum
                                         Title:  Acting President

                                                          Exhibit (10)(n)

                          ELECTRO-CATHETER CORPORATION
                                 PROMISSORY NOTE


$100,000                                                   as of July 30, 1998


         FOR VALUE RECEIVED, ELECTRO-CATHETER CORPORATION, a New Jersey corporation ("Maker") promises to pay to the order of The T Partnership, a partnership organized under the laws of the State of New Jersey, its successors and assigns (the "Holder"), in lawful money of the United States of America, the principal sum of One Hundred Thousand Dollars ($100,000), together with interest thereon, upon the following terms.

         The principal sum evidenced hereby shall bear interest at the fixed rate (the "Rate") of twelve percent (12%) per annum. Interest shall be calculated on a 360-day year for the actual number of days elapsed in each calendar year.

         Accrued interest shall be payable monthly on or before the first day of each calendar month. The entire outstanding balance of principal, and accrued and unpaid interest thereon, shall be due and payable, on the earlier of (i) September 1, 1999, (ii) the occurrence of an Event of Default (as hereinafter defined) and acceleration of the due date hereunder, or (iii) the closing on a transaction whereby Maker sells substantially all of its assets, or whereby by merger, stock sale or other transaction, the ownership composition of Maker changes by over 25% at which time Maker shall pay to Holder the entire outstanding principal balance due hereunder together with all accrued and unpaid interest thereon and all other unpaid fees, expenses, and other sums.

         All sums payable to Holder hereunder shall be paid in immediately available funds at the offices of Holder, c/o Fred Lafer, The Taub Foundation, 300 Frank W. Burr Blvd., Teaneck, New Jersey 07666, or elsewhere as Holder shall designate.

         Maker may prepay this Note in full at any time without fee or penalty.

         This Note is secured by and entitled to the benefits of, inter alia, a Security Agreement between Maker and Holder dated as of August 31, 1995, as amended, it being the intent of the parties that this Note constitutes a "Loan Document" under the "Loan Agreement", as such terms are defined in the Security Agreement.

         "Event of Default", wherever used in this Note, means any one of the following events:

                  (a) default in the payment of any installment of interest under this Note and continuance of such default for a period of fifteen (15) days; or

                  (b) failure to pay the principal when due and continuance of such default for a period of fifteen (15) days; or

                  (c) a default under any document evidencing indebtedness due from Maker to Holder.

         Upon demand, after an Event of Default, the entire unpaid balance of the principal debt, and all other liabilities, indebtedness and obligations of Maker to Holder (however acquired or evidenced) together with unpaid interest thereon, and all costs of collection (including reasonable attorney's fees), shall at the option of the Holder and without notice become immediately due and payable. Payment of the foregoing sums may be recovered in whole or in part at any time by one or more of the remedies provided to Holder in this Note or otherwise available under applicable law, and in such case Holder may recover all costs of suit and reasonable attorneys' fees for collection. After an Event of Default, all amounts due hereunder shall bear interest at a rate equal to the Rate plus two percentage points.

         Maker hereby waives presentment for payment, demand, protest, and of dishonor and non-payment of this Note, and consents that Holder may extend the time of payment or otherwise modify the terms of payment of any part or the whole of the debt evidenced by this Note, and such consent shall not alter or diminish the liability of any person hereunder.

         The remedies of this Note providing for the enforcement of the payment of the principal sum hereby secured, together with interest thereon, and for the performance of the covenants, conditions, and agreements, matters and things herein and therein contained, are cumulative and concurrent and may be pursued singly or successively, or together, at the sole discretion of Holder and may be exercised as often as occasion therefore shall occur. The waiver by Holder or failure to enforce any covenant or condition of this Note or to declare any default thereunder or hereunder, shall not operate as a waiver of any subsequent default or affect the right of Holder to exercise any right or remedy not expressly waived in writing.

         This Note shall bind Maker and Maker's respective successors and assigns, and the benefit hereof shall inure to Holder and its successors and assigns. The word "Holder" whenever occurring herein shall be deemed and taken to include each successive holder hereof or any interest herein.

         The parties intend that this Note shall be governed by and construed in accordance with the law of the State of New Jersey.

         MAKER CONSENTS TO THE NONEXCLUSIVE JURISDICTION OF THE UNITED STATES DISTRICT COURT FOR NEW JERSEY OR ANY NEW JERSEY STATE COURT FOR PURPOSES OF ALL LEGAL PROCEEDINGS ARISING OUT OF OR RELATING TO THIS NOTE. MAKER IRREVOCABLY WAIVES, TO THE FULLEST EXTENT PERMITTED BY LAW, ANY OBJECTION WHICH IT MAY NOW OR HEREAFTER HAVE TO THE LAYING OF THE VENUE OF ANY SUCH PROCEEDING BROUGHT IN SUCH COURT AND ANY CLAIM THAT ANY SUCH PROCEEDING BROUGHT IN SUCH A COURT HAS BEEN BROUGHT IN AN INCONVENIENT FORUM. ALL PARTIES HEREBY MUTUALLY AND RECIPROCALLY WAIVE ANY RIGHT TO A JURY TRIAL IN ANY PROCEEDING HEREON OR RELATED HERETO.

         IN WITNESS WHEREOF, Maker has caused the due execution hereof, as of the date and year first above written.


ATTEST:                                     ELECTRO-CATHETER CORPORATION


_______________________                     By:_____________________________
Arlene Bell, Secretary                    Name:  Ervin Schoenblum
                                         Title:  Acting President

                                                            Exhibit (10)(q)

            SECOND AMENDMENT TO AGREEMENT AND PLAN OF REORGANIZATION



         THIS SECOND AMENDMENT TO AGREEMENT AND PLAN OF REORGANIZATION ("Agreement") is entered into as of this 7th day of August, 1998, by and among CARDIAC CONTROL SYSTEMS, INC., a Delaware corporation ("Parent"), CCS SUBSIDIARY, INC., a New Jersey corporation and wholly-owned subsidiary of Parent ("Acquisition Sub"), and ELECTRO-CATHETER CORPORATION, a New Jersey corporation ('Company").

                                R E C I T A L S:
                                ----------------

         WHEREAS, Parent, Acquisition Sub and the Company entered into that certain Agreement and Plan of Reorganization dated as of January 20, 1998, as amended by a First Amendment to Agreement and Plan of Reorganization dated May 5, 1998 (the "First Amendment")(collectively, the "Reorganization Agreement"; terms used herein and as otherwise defined shall have the meanings given to them in the Reorganization Agreement); and

         WHEREAS, the parties have made certain  determinations  relative to the
structuring   and  financing  of  the   transactions   contemplated   under  the
Reorganization Agreement; and

         WHEREAS,   the  parties  believe  it  to  be  advisable  to  amend  the
Reorganization Agreement in order to clarify and correct certain aspects thereof to reflect such determinations.

         NOW, THEREFORE, for the reasons set forth hereinbelow, and in consideration of the mutual promises contained herein and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereby agree to amend the Reorganization Agreement as follows:

         1. The fifth, sixth, seventh and eighth paragraphs of the recitals of the First Amendment shall be deleted in their entirety and replaced with the following:

                  WHEREAS, prior to the Effective Time of the Merger, Parent will effectuate a reverse stock split at a 1 for 5 ratio; and

         2. Section 1.6 shall be deleted in its entirety and replaced with the following:

                  TAX-FREE REORGANIZATION. For Federal income tax purposes, the ----------------------- parties intend that the Merger be treated as a tax-free reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the "Code").

         3. Subsection 2.1(c) shall be deleted in its entirety and replaced with the following:

                  Subject to Section 2.2, each share of Company Common Stock issued and outstanding immediately prior to the Effective Time (other than shares cancelled pursuant to Section 2.1(b)) shall be deemed cancelled and converted into and shall represent the right to receive one-fifth of a share of Holdings Common Stock in accordance with
         Section 2.2. For convenience of reference, the shares of Holdings Common Stock to be issued upon the exchange and conversion of Company Common Stock in accordance with this Section 2.1(c) are sometimes hereinafter collectively referred to as the "Merger Shares".

         4. The first sentence of Section 2.3 shall be deleted in its entirety and replaced with the following:

                  At the Effective Time, each of the Company's then outstanding Company Warrants, Company Options and conversion rights (whether or not exercisable at the Effective Time) by virtue of the Merger and without any further action on the part of any holder thereof, shall be assumed by Holdings and automatically converted, on the same terms, into a warrant, option or conversion right to purchase a number of shares of Holdings Common Stock (to be registered shares to the extent the option, warrant or conversion right holder is, by terms of the Company option plan, warrant or conversion right in effect, entitled upon exercise of the option, warrant or conversion right, to receive registered stock) determined by multiplying the number of shares of Company Common Stock covered by such Company Warrants, Company Options and conversion rights immediately prior to the Effective Time by one-fifth (1/5th) (rounded up to the nearest whole number of shares), at an exercise price per share of Holdings Common Stock equal to the exercise price in effect under such Company Warrants, Company Options or conversion rights immediately prior to the Effective Time divided by one-fifth (1/5th) (rounded up to the nearest cent).

         5. The first sentence of Section 4.3 shall be deleted in its entirety and replaced with the following:

                  The authorized capital stock of Parent consists of 30,000,000 shares of common stock, $.10 par value, of Parent (the "Parent Common Stock"), of which 2,648,739 shares are outstanding as of November 30, 1997.

         6. Section 7.1 shall be deleted in its entirety and replaced with the following:

                  STOCKHOLDER APPROVAL. At least two-thirds (2/3) of the votes ---------------------cast by holders of the outstanding shares of the Company Common Stock present in person or represented by proxy and entitled to vote at a special meeting of the stockholders of the Company shall have approved and adopted the Agreement and the Merger. The affirmative vote of the holders of a majority of the shares of Parent Common Stock present in person or represented by proxy and entitled to vote at a special meeting of the stockholders of Parent shall have: (i) approved a reverse stock split of the Parent Common Stock at a 1 for 5 ratio (the "Reverse Split"); (ii) approved the reorganization of Parent into a holding company structure (the "Restructuring"); and (iii) approved and adopted the Agreement and the Merger.

         7. Section 7.6 shall be deleted in its entirety and replaced with the following:

         [INTENTIONALLY LEFT BLANK]

         8. Section 7.7 shall be deleted in its entirety and replaced with the following:

                  FINANCING. A minimum of $4,000,000 in financing, in addition ---------to any debt obligation of both Parent and the Company existing as of January 20, 1998, on terms acceptable to both Parent and the Company shall have been secured.

         9. Section 7.8 shall be deleted in its entirety and replaced with the following:

                  HOLDING COMPANY REORGANIZATION. Parent shall have effectuated ------------------------------ the Restructuring pursuant to
         Section 251(g) of the General Corporation Law of the State of Delaware and approved and adopted an Agreement of Merger substantially in the form of Exhibit 7.8 attached hereto, whereby Parent shall have formed a direct, wholly-owned Delaware subsidiary, which shall also have formed a direct, wholly-owned Delaware subsidiary ("Holdings Merger Sub") which will have merged with and into Parent so that Parent will have become a direct, wholly-owned subsidiary of Holdings.

         10. Section 7.9 shall be inserted and shall read as follows:

                  REVERSE SPLIT.  The Parent shall have  effectuated the Reverse
                 -------------Split whereby each stockholder shall have received one share of Parent Common Stock for every five shares of Parent Common Stock held by such stockholder prior to the Reverse Split. No fractional shares of Parent Common Stock will be issued in the Reverse Split. In lieu of any such fractional shares, an Exchange Agent shall, on behalf of all holders of such fractional shares, aggregate all such fractional shares and sell the resulting shares of Parent Common Stock for the account of such holders who thereafter shall be entitled to receive, on a pro rata basis, the proceeds of the sale of such shares of Parent Common Stock, without interest thereon.

         11. Section 8.10 shall be inserted and shall read as follows:

                  PARENT INDEBTEDNESS. Provisions shall have been made for -------------------- payment at Closing of indebtedness of Parent due to GTH for all outstanding reasonable attorneys' fees and expenses incurred in connection with its prior representation of Parent, together with all reasonable attorneys' fees and expenses incurred in connection with its representation of Parent relative to the Reverse Split, the Restructuring, and the Merger.

         12. Section 9.6 shall be deleted in its entirety and replaced with the following:

                  TAX  OPINION.  The Company  shall have  received an opinion in
                  -------------form and substance satisfactory to the Company or
         SSSG, counsel for the Company, to the effect that the Merger will be treated for Federal income tax purposes as a reorganization within the meaning of Section 368(a) of the Code and that Holdings, Parent and the Company will each be a party to that reorganization within the meaning of Section 368(b) of the Code. In connection with such opinion, counsel shall be entitled to rely upon certain representations of
         Parent, Holdings, Acquisition Sub and the Company and certain stockholders of the Company.

         13. Section 9.13 shall be deleted in its entirety and replaced with the following:

                  COMPANY INDEBTEDNESS. Provisions shall have been made for ---------------------- payment at Closing of indebtedness of the Company: (a) which is due at Closing to SSSG for all outstanding reasonable attorneys' fees and expenses incurred in connection with its prior representation of the Company, together with all reasonable attorneys' fees and expenses incurred in connection with its representation of the Company relative to the Merger; and (b) which may be incurred subsequent to May 1, 1998 in an amount of $200,000, or any greater amount as agreed to by the Company and Parent in writing, for the purpose of operating capital pending completion of the Merger, and owed to The T Partnership.

         14. The date set forth in Sections 11.1(b)(i) and 11.1(c) shall be changed from August 14, 1998 to October 31, 1998.

         15. Section 12.8 shall be deleted in its entirety and replaced with the following:

                  AMENDMENT, MODIFICATION AND WAIVER. This Agreement shall not ----------------------------------- be altered or otherwise amended except pursuant to an instrument in writing signed by Parent and the Company; provided, however, that any party to this Agreement may waive any obligation owed to it by any other party under this Agreement. Notwithstanding the foregoing, no material provision of this Agreement may be altered or otherwise amended, nor may material obligations of either party be waived after this Agreement has been approved and adopted by the respective stockholders of Parent and the Company, without the further approval of such stockholders of such alteration, amendment or waiver. Any waiver by any party hereto of a breach of any provision of this Agreement shall not operate or be construed as a waiver of any subsequent breach.

         16. Notwithstanding any provision in the Reorganization Agreement to the contrary, each of Parent and the Company may take such actions as shall allow each of them to secure interim financing in an amount not to exceed $900,000 to be used for operating capital pending completion of the transactions contemplated under the Reorganization Agreement; provided, however, that, prior to consummating such financing arrangement, the material terms thereof are disclosed to the other party. No action on the part of either party in securing financing contemplated by this Agreement and in accordance herewith shall result in a breach of the Reorganization Agreement or constitute default under such Reorganization Agreement and each party hereby consents to such actions by the other party. Parent and the Company shall cause each of their respective Disclosure Schedules to be amended to reflect any such interim financing that they may obtain in accordance with this Agreement.

         17. Section 4.12(c) of the Parent Disclosure Schedule shall be amended to reflect execution of a supply agreement entered into with Angeion Corporation which is effective as of September 17, 1997.

         18. All Exhibits and the Glossary to the Reorganization Agreement shall be amended to reflect the amendments to the Reorganization Agreement set forth herein.

         19. Except to the extent amended hereby, all terms, provisions and conditions of the Reorganization Agreement shall continue in full force and effect and shall remain enforceable and binding in accordance with their respective terms.

         IN WITNESS WHEREOF, each of the parties hereto has caused this Second Amendment to Agreement and Plan of Reorganization to be executed on its behalf as of the day and year first above written.

                                          CARDIAC CONTROL SYSTEMS, INC.


                                          By:________________________________
                                             Alan J. Rabin, President


                                          CCS SUBSIDIARY, INC.


                                          By:________________________________
                                             Alan J. Rabin, President


                                          ELECTRO-CATHETER CORPORATION


                                          By:________________________________
                                             Ervin Schoenblum, Acting President

                                                               Exhibit (10)(r)

             THIRD AMENDMENT TO AGREEMENT AND PLAN OF REORGANIZATION



         THIS  THIRD   AMENDMENT  TO  AGREEMENT   AND  PLAN  OF   REORGANIZATION
("Agreement") is entered into as of this 23rd day of September, 1998, by and among CARDIAC CONTROL SYSTEMS, INC., a Delaware corporation ("Parent"), CCS SUBSIDIARY, INC., a New Jersey corporation and wholly-owned subsidiary of Parent ("Acquisition Sub"), and ELECTRO-CATHETER CORPORATION, a New Jersey corporation ('Company").

                                R E C I T A L S:
                                ----------------

         WHEREAS, Parent, Acquisition Sub and the Company entered into that certain Agreement and Plan of Reorganization dated as of January 20, 1998, as amended by a First Amendment to Agreement and Plan of Reorganization dated May 5, 1998 and a Second Amendment to Agreement and Plan of Reorganization dated August 7, 1998 (collectively, the "Reorganization Agreement"; terms used herein and as otherwise defined shall have the meanings given to them in the Reorganization Agreement); and

         WHEREAS, the parties have made certain  determinations  relative to the
structuring   and  financing  of  the   transactions   contemplated   under  the
Reorganization Agreement; and

         WHEREAS,   the  parties  believe  it  to  be  advisable  to  amend  the
Reorganization Agreement in order to clarify and correct certain aspects thereof to reflect such determinations.

         NOW, THEREFORE, for the reasons set forth hereinbelow, and in consideration of the mutual promises contained herein and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereby agree to amend the Reorganization Agreement as follows:

         1. Section 7.1 shall be deleted in its entirety and replaced with the following:

                  STOCKHOLDER APPROVAL. At least two-thirds (2/3) of the votes ---------------------cast by holders of the outstanding shares of the Company Common Stock present in person or represented by proxy and entitled to vote at a special meeting of the stockholders of the Company shall have approved and adopted the Agreement and the Merger. The affirmative vote of the holders of a majority of the outstanding shares of Parent Common Stock entitled to vote at a special meeting of the stockholders of Parent shall have: (i) approved a reverse stock split of the Parent Common Stock at a 1 for 5 ratio (the "Reverse Split"); (ii) approved and adopted an Agreement of Merger and Plan of Reorganization (the "Restructuring Merger Agreement") among Parent, Holdings and a to be organized indirect, wholly-owned subsidiary of Parent ("Holdings Merger Sub) providing for the merger of Holdings Merger Sub with and into Parent (the "Restructuring Merger"); and (iii) ratified, approved and adopted the Agreement and the Merger.

         2. Section 7.8 shall be deleted in its entirety and replaced with the following:

                  HOLDING COMPANY REORGANIZATION. Parent and Holdings Merger Sub ------------------------------ shall have executed and done all things possible to cause a Certificate of Merger to be filed with the Secretary of State of the State of Delaware, whereby the
         Restructuring Merger shall be effectuated, at the same time as the Effective Time.

         3. The first three words of Section 9.4 shall be changed from "Parent and Acquisition Sub" to "The Company".

         4. In the second line of Section 11.1, the following language shall be inserted between the words "by" and "Parent": "the respective boards of directors and stockholders of".

         5. In the third line of Section 11.1, the following language shall be inserted after the word "Agreement": "and the Merger".

         6. Section 11.1(b)(i) shall be deleted in its entirety.

         7. Section 11.3 shall be inserted and read as follows:

                  AUTOMATIC TERMINATION. This Agreement shall be terminated and --------------------- the merger abandoned, notwithstanding the approval by the respective boards of directors and stockholders of Parent, Acquisition Sub and the Company of this Agreement and the Merger, in the event that the conditions set forth in Article VII hereof shall not have been met by January 31, 1999.

         8. The date set forth in Section 11.1(c) shall be changed from October 31, 1998 to January 31, 1999.

         9. The appropriate sections of Article IV and the Parent Disclosure Schedule shall be amended to reflect execution of a promissory note and issuance of a warrant to GTH, execution of a promissory note in favor of Mirand, Inc., execution of a promissory note and issuance of a warrant to International Holdings, Inc., and an amendment to the Coast Business Credit loan and security agreement and issuance of a warrant in conjunction therewith.

         10. The appropriate  sections of Article III and the Company Disclosure
Schedule  shall  be  amended  to  reflect  additional   borrowings  from  the  T
Partnership and recent litigation matters, respectively.

         11. All Exhibits and the Glossary to the Reorganization Agreement shall be amended to reflect the amendments to the Reorganization Agreement set forth herein.

         12. Except to the extent amended hereby, all terms, provisions and conditions of the Reorganization Agreement shall continue in full force and effect and shall remain enforceable and binding in accordance with their respective terms.

         IN WITNESS WHEREOF, each of the parties hereto has caused this Third Amendment to Agreement and Plan of Reorganization to be executed on its behalf as of the day and year first above written.

                                         CARDIAC CONTROL SYSTEMS, INC.


                                         By:________________________________
                                             Alan J. Rabin, President


                                         CCS SUBSIDIARY, INC.


                                         By:________________________________
                                             Alan J. Rabin, President


                                         ELECTRO-CATHETER CORPORATION


                                          By:________________________________
                                              Ervin Schoenblum, Acting
                                                                 President

                                                        Exhibit 23













                          Independent Auditors' Consent


The Board of Directors
Electro-Catheter Corporation:



     We consent to incorporation by reference in the Registration Statement (No.33-56016) on Form S-8 of Electro-Catheter Corporation of our report dated October 30, 1998 relating to the balance sheets of Electro-Catheter Corporation as of August 31, 1998 and 1997, and the related statements of operations, stockholders' deficiency/equity and cash flows and related financial statement schedule for each of the years in the three-year period ended August 31, 1998, which report appears in the August 31, 1998 annual report on Form 10-K of Electro-Catheter Corporation. Our report dated October 30, 1998, contains an explanatory paragraph that states that the Company has suffered recurring losses from operations, has a net capital deficiency and has limited working capital resources, which raise substantial doubt about its ability to continue as a going concern. The financial statements and financial statement schedule do not include any adjustments that might result from the outcome of that uncertainty.

                                                    KPMG Peat Marwick LLP


Short Hills, New Jersey
November 30, 1998