Form 10-Q
period 1998-11-30
ELECTRO CATHETER CORP
filed 1999-01-14
CIK 32120

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q

        X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR  15(d) OF THE
   -----------
                      SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended November 30, 1998

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

     As  of  January  11,  1999,  the  number  of  shares   outstanding  of  the
Registrant's common stock was 6,390,389 shares, $.10 par value.

                          ELECTRO-CATHETER CORPORATION

                                TABLE OF CONTENTS




PART I. FINANCIAL INFORMATION
-----------------------------
                                                                     PAGE


Item 1.  Financial Statements (Unaudited):


                Condensed Comparative Balance Sheets
                    November 30, 1998 and August 31, 1998             1


                Condensed Comparative Statements of Operations -
                    Three Months Ended November 30, 1998
                      and November 30, 1997                           2


                Condensed Comparative Statements of Cash Flows -
                    Three Months Ended November 30, 1998 and
                           November 30, 1997                          3


                Notes to Condensed Financial Statements             4 - 7


Item 2.         Management's Discussion and Analysis of
                    Financial Condition and Results of Operations   8 - 13



PART II. OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K                     14

         SIGNATURES                                                  14

         INDEX TO EXHIBITS                                           15


PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements
                                                    ELECTRO-CATHETER CORPORATION
                                                CONDENSED COMPARATIVE BALANCE SHEETS
                                                November 30, 1998 and August 31, 1998
                                                             (Unaudited)
                                                                           November 30                       August 31
                                                                                  1998                            1998
                                                                                  ----                            ----
                              ASSETS
Current assets:
    Cash and cash equivalents                                          $         64,454                        168,762
    Accounts receivable, net                                                    426,561                        723,753
    Inventories                                                               1,148,914                      1,253,456
    Prepaid expenses and other current assets                                    54,341                         68,538
                                                                            -----------                     ----------

   Total current assets                                                       1,694,270                      2,214,509

Property, plant and equipment, net                                              623,236                        653,452
Deferred merger costs                                                           321,180                        234,253
Other assets, net                                                               101,933                         80,733
                                                                              ----------                     ---------
Total assets                                                                  2,740,619                      3,182,947
                                                                              =========                      =========

          LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
   Current installments of subordinated debentures
          due to The T Partnership, a related party                              75,000                              -
   Current installments of capitalized lease
          obligations                                                            77,000                         73,279
   Accounts payable - trade                                                     575,942                        774,200
   Accrued expenses                                                             304,786                        341,646
   Accrued merger costs                                                         257,446                        181,319
   Accrued interest due to The T Partnership, a related party                   361,178                        293,764
   Accrued litigation expenses                                                  235,134                        265,134
                                                                              ---------                      ---------
Total current liabilities                                                     1,886,486                      1,929,342

Subordinated debentures and promissory note due to
   The T Partnership, a related party                                         2,172,125                      2,247,125
Capitalized lease obligations, excluding
          current installments                                                  176,863                        196,614
                                                                              ---------                      ---------
Total liabilities                                                             4,235,474                      4,373,081
                                                                              ---------                      ---------

Stockholders' deficiency:
   Common stock                                                                 639,039                        639,039
   Additional paid-in capital                                                10,704,803                     10,704,803
   Accumulated deficit                                                      (12,838,697)                   (12,533,976)
                                                                            -----------                     ----------
   Total stockholders' deficiency                                            (1,494,855)                    (1,190,134)
                                                                           ------------                   ------------

   Total liabilities and stockholders'  deficiency                     $      2,740,619                      3,182,947
                                                                             ==========                      =========

See accompanying notes to condensed financial statements.




                                                    ELECTRO-CATHETER CORPORATION
                                           CONDENSED COMPARATIVE STATEMENTS OF OPERATIONS
                                                             (Unaudited)


                                                                                           Three Months Ended
                                                                                               November 30,

                                                                                    1998                        1997
                                                                                    ----                        ----

Net revenues, including product sales,
    royalty revenue and license fees                                     $       967,286                   1,335,313
Cost of goods sold                                                               701,981                     864,846
                                                                                 -------                   ---------

        Gross profit                                                             265,305                     470,467


Operating expenses:
    Selling, general and administrative                                          362,069                     526,050
    Research and development                                                     119,667                     163,018
                                                                                 -------                     -------


        Operating loss                                                          (216,431)                   (218,601)


Other expense:
        Interest expense                                                         (88,290)                    (72,856)
                                                                                 -------                     -------

        Net loss                                                       $        (304,721)                   (291,457)
                                                                                =========                   =========

Basic and diluted net loss per common share                            $          (0.05)                      (0.05)
                                                                                  =====                       =====


Dividends per share                                                               None                         None

Weighted average shares outstanding                                            6,390,389                   6,383,611
                                                                               =========                   =========



See accompanying notes to condensed financial statements.





                                                    ELECTRO-CATHETER CORPORATION
                                           CONDENSED COMPARATIVE STATEMENTS OF CASH FLOWS
                                                             (Unaudited)
                                                                                                 Three Months Ended
                                                                                                     November 30,

                                                                                           1998                       1997
                                                                                           ----                       ----
Cash flows from operating activities:

    Net loss                                                                       $   (304,721)                   (291,457)

Reconciliation of net loss to net cash used in operating activities:

    Depreciation                                                                         30,216                      32,508
    Amortization                                                                          2,083                       2,083

    Changes in assets and liabilities:
       Decrease in accounts receivable, net                                             297,192                      15,050
       Decrease (increase) in inventories                                               104,542                    (103,541)
       Decrease in prepaid expenses and
          other current assets                                                           14,197                      85,411
       (Increase) decrease in other assets                                              (23,283)                      3,354
       Increase in deferred merger costs                                                (86,927)                          -
       (Decrease) increase in accounts payable
          and accrued expenses                                                         (121,577)                     90,317
                                                                                       ---------                  ---------

Net cash used in operating activities                                              $    (88,278)                   (166,275)
                                                                                        -------                     -------

Cash flows used in investing activities -
    Purchases of property, plant and
       equipment                                                                              -                      (1,649)
                                                                                      ---------                      -------

Cash flows (used in) provided by financing activities:
    Proceeds from loan and warrants
       from The T Partnership, a related party                                                -                     100,000
    Repayment of capitalized lease obligations                                          (16,030)                    (14,320)
                                                                                         ------                      ------

Net cash (used in) provided by
        financing activities                                                            (16,030)                     85,680
                                                                                         -------                   --------

Net decrease in cash                                                                   (104,308)                    (82,244)
Cash at beginning of period                                                             168,762                      98,127
                                                                                        -------                      ------
Cash at end of period                                                            $       64,454                      15,883
                                                                                         ======                      ======



See accompanying notes to condensed financial statements.

                          ELECTRO-CATHETER CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS





Note 1  Basis of Presentation
------  ---------------------

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of Electro-Catheter Corporation ("Electro") as of November 30, 1998, the results of operations and cash flows for the three months ended November 30, 1998 and November 30, 1997, but are not necessarily indicative of the results to be expected for the full year.

The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K. Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in Electro's Annual Report on Form 10-K for the fiscal year ended August 31, 1998.

Note 2   Liquidity
------   ---------

The accompanying financial statements have been prepared on a going concern basis which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Electro incurred net losses of $1,077,317, $1,354,942 and $892,940 for the years ended August 31, 1998, 1997 and 1996, respectively, and a loss of $304,721 for the three months ended November 30, 1998. At November 30, 1998, Electro had an accumulated deficit of $12,838,697. The net losses incurred by Electro have consumed working capital and weakened its financial position. Electro's ability to continue in business is dependent upon its success in generating sufficient cash flow from operations or obtaining additional financing. Electro continues to re-evaluate its plans and adopt certain cost reduction measures. The contemplated merger between Electro and Cardiac Control Systems, Inc. ("Cardiac" or "CCS"), a Delaware corporation located in Palm Coast, Florida, is contingent upon raising sufficient capital to support each Company's product development efforts. However, there can be no assurance that the merger will occur or that Electro will be able to generate the funding required.


Note 3   Accounts Receivable
------   -------------------

Accounts receivable comprise the following:

                                                     November 30,                     August 31,
                                                            1998                           1998
                                                            ----                           ----

       Accounts receivable - trade                   $   645,760                        937,342
       Allowance for doubtful accounts                  (219,199)                      (213,589)
                                                        --------                       --------

                                                     $   426,561                        723,753
                                                        ========                        =======

Note 4    Inventories
------    -----------

Inventories consist of the following:
                                                     November 30,                     August 31,
                                                            1998                           1998
                                                            ----                           ----
       Finished goods                             $      460,990                        398,503
       Work-in-process                                   477,308                        611,300
       Materials and supplies                            210,616                        243,653
                                                         -------                        -------

                                                  $    1,148,914                      1,253,456
                                                       =========                      =========

Note 5   Commitments and Contingencies
------   -----------------------------

FDA Warning Letter
------------------

Electro's products are classified as medical devices under the FDA Act and, as such, are subject to extensive regulatory compliance requirements. In February 1997, the FDA conducted an inspection and audit of Electro's facilities and practices, as a result of which the FDA issued a Warning Letter (the "FDA Warning Letter") regarding non-compliance by Electro with certain regulations regarding current good manufacturing practices ("cGMP") in the manufacture of its products. The areas of noncompliance include Electro's methods of investigation of device complaints, methods of validation of device sterilization, environmental monitoring procedures, methods of validation of extrusion processes which are used in the manufacture of certain of Electro's catheters and other quality assurance and recordkeeping requirements. Electro has communicated with the FDA its intentions to remedy the non-compliance, has established a plan to effectuate such remediation and has diligently worked to take the necessary corrective actions. Electro's actions have included the establishment of certain validation protocols, revisions of Electro's Quality System and Quality System Manual, the implementation of a program for environmental testing, the purchase of equipment for extrusion process validation and the institution of file and recordkeeping protocols. A subsequent FDA inspection in September 1997 indicated that while substantial progress had been made, not all corrective actions had been completed. Electro is continuing in its efforts to complete such actions and it is Electro's intention to inform the FDA in early 1999 that it has completed such actions and is ready for reinspection. There can be no assurance, however, that Electro will be ready for such reinspection nor that Electro will pass any such reinspection when it occurs. While Electro is currently under no restrictions by the FDA regarding the manufacture or sale of its products, Electro is unable to determine precisely the short-term economic impact of instituting the required corrective actions and there can be no assurance that the FDA will not take further action, including seizure of products, injunction and/or civil penalties, if the necessary corrective actions are not completed on a timely basis. Until all corrective actions required under the FDA Warning Letter have been taken, the FDA will not consider new products for approval. However, Electro's insufficient financing for research and development efforts over the last few years have limited its ability to produce new products and, consequently, no FDA approvals are currently sought.

The Proposed Merger
-------------------

Electro entered into an Agreement and Plan of Reorganization dated as of January 20, 1998, with CCS, to effect a merger of the two companies targeted toward the development and marketing of advanced specialty electrophysiology products. The structure of the transaction contemplates the merger of a newly-created, wholly-owned subsidiary of CCS into and with Electro as a result of which Electro shall become a wholly-owned subsidiary of CCS and the stockholders of Electro will become stockholders of Catheter Technology Group, Inc. ("CTG"), a Delaware corporation and parent holding company of CCS, formed as part of a restructuring in connection with the merger. By virtue of the merger, each outstanding share of common stock, $.10 par value, of Electro will be converted into the right to receive one-fifth of a share of common stock $.10 par value of CTG. Pursuant to the restructuring, CTG will succeed to all rights and obligations of CCS and stockholders of CCS will become stockholders of CTG. Pursuant to the restructuring, it is intended that CCS will undergo a 1 for 5 reverse stock split reducing the number of shares of common stock, $.10 par value, of CCS outstanding to approximately 529,748 shares. By virtue of the merger, subsequent to the reverse stock split, each outstanding share of common stock, $.10 par value, of Electro will be converted into the right to receive one-fifth of a share of CTG Common Stock, effectively equal to an even exchange of shares prior to such reverse stock split. Upon consummation of the merger, CTG plans to issue stock in a public offering. It is expected that the merger will be accounted for using the purchase method of accounting as a reverse
acquisition   with  Electro  deemed  to  be  the  accounting   acquiror  as  its
stockholders will receive the largest portion of the voting rights in CTG. Accordingly, Electro has deferred costs associated with the merger. If the merger is not consummated, such costs will be recognized as expense in that period.

Consummation of the merger is subject to a number of conditions, many of which have already been met. The remaining conditions are to be satisfied on or before January 31, 1999 in order for the merger to be consummated. Among conditions remaining to be satisfied are: (i) the securing of a minimum of $4.0 million in financing in addition to any existing debt obligations of both Cardiac and Electro; and (ii) the receipt of all required regulatory approvals by the two companies. The stockholders of each of Electro and Cardiac approved the merger at the respective Special Meetings of such Stockholders held on November 16, 1998.

There is no assurance that the remaining conditions will be satisfied in time or that the merger will be completed at all.

International Sales
-------------------

Beginning in June 1998, international sales were adversely affected in Europe (approximately 21% and 17% of total revenues for the fiscal years 1996 and 1997, respectively) as Electro was not able to obtain the CE Mark on its products on a timely basis in order to continue to sell into this market. Several months ago, Electro and CCS submitted an application requesting CE Mark certification for CCS to sell Electro's steerable line of catheters, as manufacturer, with Electro acting as vendor to CCS in such regard. The CE Mark certification was granted on October 26, 1998, issued in the name of CCS. Upon completion of the merger, the CE Mark will belong to CTG. CCS and Electro intend to have product with the CE Mark available for shipment in early 1999. Applications for the CE Mark for many additional products of Electro have been submitted recently. However, there can be no assurance that the CE Mark for the additional products will be obtained, that the merger between CCS and Electro will be consummated or that the pre-June 1998 sales levels will be recaptured.

Note 6   Reclassifications
------   -----------------

Certain reclassifications have been made to conform to the fiscal year 1999 presentation.

Note 7   Earnings Per Share
------   ------------------

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

Note 8   Comprehensive Income
------   --------------------

On June 7, 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Electro adopted SFAS No. 130 for the quarter ended November 30, 1998. Comprehensive income for the three month periods ended November 30, 1998 and 1997 were the same as net losses of $304,721 and $291,457, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-----------------------------------------------------------
     AND RESULTS OF OPERATIONS
     -------------------------

Results of Operations
---------------------

General. The following is management's discussion and analysis of certain significant factors which have affected the financial condition and results of operations of Electro-Catheter Corporation ("Electro") during the periods included in the accompanying financial statements.

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

Proposed Merger. Electro entered into an Agreement and Plan of Reorganization dated as of January 20, 1998, with Cardiac Control Systems, Inc. ("Cardiac" or "CCS"), to effect a merger of the two companies targeted toward the development and marketing of advanced specialty electrophysiology products. The structure of the transaction contemplates the merger of a newly-created, wholly-owned subsidiary of CCS into and with Electro as a result of which Electro shall become a wholly-owned subsidiary of CCS and the stockholders of Electro will become stockholders of Catheter Technology Group, Inc. ("CTG"), a Delaware corporation and parent holding company of CCS, formed as part of a restructuring in connection with the merger. By virtue of the merger, each outstanding share of common stock, $.10 par value, of Electro will be converted into the right to receive one-fifth of a share of common stock $.10 par value of CTG. Pursuant to the restructuring, CTG will succeed to all rights and obligations of CCS and will become the successor issuer of CCS such that stockholders of CCS will become stockholders of CTG. Pursuant to the restructuring, it is intended that CCS will undergo a 1 for 5 reverse stock split reducing the number of shares of common stock, $.10 par value, of CCS outstanding to approximately 529,748 shares. By virtue of the merger, subsequent to the reverse stock split, each outstanding share of common stock, $.10 par value, of Electro will be converted into the right to receive one-fifth of a share of CTG Common Stock, effectively equal to an even exchange of shares prior to such reverse stock split. Upon consummation of the merger, CTG plans to issue stock in a public offering. It is expected that the merger will be accounted for using the purchase method of accounting as a reverse acquisition with Electro deemed to be the accounting acquiror as its stockholders will receive the largest portion of the voting rights in CTG. Accordingly, Electro has deferred costs associated with the merger. If the merger is not consummated, such costs will be recognized as expense in that period.

Consummation of the merger is subject to a number of conditions, many of which have already been met. The remaining conditions are to be satisfied on or before January 31, 1999 in order for the merger to be consummated. Among conditions remaining to be satisfied are: (i) the securing of a minimum of $4.0 million in financing in addition to any existing debt obligations of both Cardiac and

Electro; and (ii) the receipt of all required regulatory approvals by the two companies. The stockholders of each of Electro and Cardiac approved the merger at the respective Special Meetings of such Stockholders held on November 16, 1998.

There is no assurance that the remaining conditions will be satisfied in time or that the merger will be completed at all.

Overview. Electro's insufficient financing for research and development efforts over the last few years has limited its ability to produce new products and, consequently, has adversely affected product sales. Additionally, international sales have been adversely affected in Europe recently as Electro was not able to obtain the CE Mark on its products on a timely basis in order to continue to sell into this market. While this situation has been addressed in part by issuance of certification to CCS to market Electro's steerable line of catheters, as manufacturer, there can be no assurance that pre-June 1998 sales levels will be recaptured. Domestic sales were also affected as sales representatives that left Electro were not replaced as a result of the financial condition of Electro. This decline in sales was partially offset by instituting certain cost reduction measures.

Revenues. Net revenues declined $368,027 (27.6%) for the three months ended November 30, 1998 as compared to the three months ended November 30, 1997. Product sales declined $273,318 (22.2%), sales to an OEM customer declined $51,185 and licensing and royalty revenues decreased $43,524 as compared to the same period last year.

Direct domestic sales decreased $138,418 (15.9%) for the three months ended November 30, 1998 as compared to the same period in the prior year. The decline was primarily attributed to lower electrophysiology sales as Electro has not introduced any new products and also to Electro not having an approved electrophysiology ablation catheter. Sales of Electro's Pacewedge catheter also declined as a result of lower demand. A decline in demand for Electro's older products in pacing and monitoring, backorders, as well as the impact of not replacing sales representatives who have left Electro have also adversely affected sales. International revenues decreased $134,900 (37.6%) for the three months ended November 30, 1998 as compared to the three months ended November 30, 1997. The decline in international revenues is attributed to Electro not obtaining the CE Mark on its products on a timely basis in order to continue to sell into Europe and the lack of new products for the electrophysiology market that Electro has targeted. Certain of Electro's European distributors have terminated their relationship with Electro in order to represent competitors. Several months ago, Electro and CCS submitted an application requesting CE Mark certification for CCS to sell Electro's steerable line of catheters, as manufacturer, with Electro acting as vendor to CCS in such regard. The CE Mark certification was granted on October 26, 1998, issued in the name of CCS. Upon completion of the merger, the CE Mark will belong to CTG. CCS and Electro intend to have product with the CE Mark available for shipment in early 1999. Applications for the CE Mark for many additional products of Electro have been submitted recently. However, there can be no assurance that the CE Mark for the additional products will be obtained, that the merger between CCS and Electro will be consummated or that the pre-June 1998 sales levels will be recaptured.

Gross Profit. Gross profit dollars decreased $205,162 (43.6%) for the three months ended November 30, 1998 as compared to the three months ended November 30, 1997. This decrease is primarily attributed to decreased production levels, for the most part related to the lower sales volume. The gross profit percentage for the three months ended November 30, 1998 was 27.4% as compared to 35.2% for the three months ended November 30, 1997. The lower volume continues to negatively impact gross profit.

Selling, General and Administrative. Selling, general and administrative expenses decreased $163,981 (31.2%) for the three months ended November 30, 1998 as compared to the same period in the prior year. This decrease reflects lower domestic and international selling expenses primarily attributed to the loss of field sales personnel that have not been replaced and the slowdown in international activities. In addition, the prior year includes legal expenses associated with the aforementioned merger with CCS which were subsequently reclassified and recorded as a deferred charge in the second quarter of the prior fiscal year.

Research and Development. Research and development expenses decreased $43,351 (26.6%) for the three months ended November 30, 1998 as compared to the same period in the prior year. This decrease reflects the lower level of R & D efforts, primarily attributed to a decrease in personnel.

Other Expense. Interest expense increased for the three months ended November 30, 1998 as compared to the same period in the prior year as a result of the increased borrowings from The T Partnership and interest on capitalized lease obligations.

Liquidity and Capital Resources
-------------------------------

At November 30, 1998, Electro had negative working capital of $192,216 as compared to positive working capital of $285,167 at August 31, 1998. Net cash used in operating activities was $88,278 for the three months ended November 30, 1998 as compared to $166,275 used in operating activities for the same period in the prior fiscal year. This decrease in cash required for operations is primarily attributed to the decrease in accounts receivable and inventories, offset partially by a decrease in accounts payable and accrued expenses and an increase in deferred merger costs. Electro was able to satisfy its cash requirements with cost saving measures, especially in the sales and marketing area where sales personnel have not been replaced, cash on hand, collection of accounts receivable and extension of its accounts payable.

Electro's ability to continue with its plans is contingent upon its ability to obtain sufficient cash flow from operations or to obtain additional financing. Electro has had difficulty in paying its obligations and, as a result has delayed certain payments to vendors and others providing services to Electro, such as attorneys. Electro continues to evaluate its plans and adopt certain cost-saving measures, where appropriate. The contemplated merger is contingent upon both companies raising sufficient capital to support their product development efforts. Electro's management and Board of Directors believe that this merger can offer advantages to the combined companies by, among other benefits, providing economies of scale and elimination of redundancies. However, there can be no assurance that the merger will occur or that Electro will be able to generate the funding required. Further, there can be no assurance that the combined company, upon consummation of the merger, will be able to achieve positive operating results in the future.

The rate of interest on the debt to The T Partnership is 12% per annum on any outstanding balance and is payable monthly. As of November 30, 1998, Electro owed The T Partnership $361,178 for monthly interest payments dating back to July 1997. Electro has sent the required interest payments to The T Partnership. The T Partnership has chosen not to tender such checks for payment. Therefore, Electro has considered the interest payments unpaid at November 30, 1998 and has reflected the amount as a liability in the accompanying balance sheet. Interest payments under this agreement continue to be required to be made monthly; however, The T Partnership has agreed that the failure to make such monthly payments will not constitute an event of default, as defined in the agreement, and has agreed not to request acceleration of payment for the prior interest payments or, further, for any fiscal year 1999 interest payments. Monthly principal payments of $25,000 scheduled to begin on September 1, 1996 have, pursuant to several waivers, with the latest received in January 1999, been deferred to December 1, 1999. The loan is secured by Electro's property, building, accounts receivable, inventories and machinery and equipment. Electro is to prepay the outstanding balance in the event it is merged into or consolidated with another corporation or it sells all or substantially all of its assets, unless The T Partnership and Electro agree otherwise. The Merger Agreement contemplates that the total indebtedness outstanding and due to The T Partnership plus interest accrued thereon (totaling approximately $2.6 million at November 30, 1998) shall be redeemed at the merger effective time by: (a) the issuance by the Surviving Subsidiary to The T Partnership of an aggregate of 1,000 shares of Series A Preferred Stock of the Surviving Subsidiary, which shares shall have a liquidation value equal to, and shall be issued in redemption of, $1.0 million of the indebtedness and shall be convertible into shares of the new combined company's common stock; (b) the delivery to The T Partnership of the new combined company's 9% conditional promissory note in the amount of $1.0 million pursuant to which the new combined company is obligated to pay only those amounts which are due but not paid to the holders of the Series A Preferred Stock, or in the event of certain other non-monetary defaults; and (c) the delivery to The T Partnership of a secured promissory note made by the new combined company in an amount not to exceed $1.3 million (which amount shall be the approximate remaining amount of Electro's secured indebtedness to The T Partnership exclusive of the amount redeemed under (a) above), bearing interest at the rate of 12% per annum payable quarterly, the principal amount of which shall be due and payable three years from the date of execution of such note (the terms of the security for the note have yet to be agreed upon). As a result of the issuance of Series A Preferred Stock, The T Partnership shall be entitled to receive dividends. In addition, pursuant to the terms of the Merger Agreement, The T Partnership shall be entitled to reimbursement for cash advances provided to Electro in the amount of $200,000, or any greater amount as may be agreed to by Electro and Cardiac, in writing, which may have been extended by The T Partnership between May 1, 1998 and the completion of the merger for the purpose of operating capital, plus interest accrued on such amount.

Under the provisions of the agreement with The T Partnership, Electro is obligated to comply with certain covenants, to be tested on a monthly basis. Non-compliance by Electro shall allow The T Partnership to declare an Event of Default and accelerate repayment of indebtedness. As of November 30, 1998, Electro was not in compliance with certain covenants. However, in January 1999, The T Partnership agreed not to exercise its right to accelerate the repayment of indebtedness through December 1, 1999 as a result of non-compliance with the aforementioned covenants and agreed to defer the principal and interest payments due through November 30, 1999.

Operating Trends and Uncertainties
----------------------------------

Sales. The ability of Electro to attain profitable operations is dependent upon expansion of sales volume, both domestically and internationally, and continued development of new and advanced products. Many countries in which Electro markets its products regulate the manufacture, marketing and use of medical devices. Electro intends to pursue product approval or registration procedures in countries where it is marketing its products. The international registration process and approval process is normally accomplished in coordination with its international distributors. In order for Electro to continue to sell its products in the nations of the EEC, it was required to obtain the CE Mark certification from the International Organization of Standardization ("ISO"). Since Electro has not yet obtained the CE Mark certification and is now unable to sell certain of its products in the nations of the EEC (which accounted for approximately 14%, 17% and 21% of total revenues for fiscal years 1998, 1997 and 1996, respectively), international sales have been adversely affected in Europe. Several months ago, Electro and Cardiac submitted an application requesting CE Mark certification for Cardiac to sell Electro's steerable line of catheters, as manufacturer, with Electro acting as vendor to Cardiac in such regard. CE Mark certification was granted on October 26, 1998, and issued in the name of Cardiac. Cardiac and Electro anticipate having product with CE Mark certification available for shipment in early 1999. Electro and Cardiac have also recently submitted applications for CE Mark certification for many of Electro's additional products. However, there can be no assurances that CE Mark certification for the additional products will be obtained or that the pre-June 1998 sales levels will be recaptured.


FDA Warning Letter. Electro's products are classified as medical devices under the FDA Act and, as such, are subject to extensive regulatory compliance requirements. In February 1997, the FDA conducted an inspection and audit of Electro's facilities and practices as a result of which the FDA issued the FDA Warning Letter regarding non-compliance by Electro with certain regulations regarding cGMP in the manufacture of its products. The areas of non-compliance include Electro's methods of investigation of device complaints, methods of validation of device sterilization, environmental monitoring procedures, methods of validation of extrusion processes which are used in the manufacture of certain of Electro's catheters and other quality assurance and recordkeeping requirements. Electro has communicated with the FDA its intentions to remedy the non-compliance, has established a plan and timetable to effectuate such remediation and has diligently worked to take the necessary corrective actions. Electro's actions have included the establishment of certain validation protocols, revisions of Electro's Quality System and Quality System Manual, the implementation of a program for environmental testing, the purchase of equipment for extrusion process validation and the institution of file and recordkeeping protocols. A subsequent FDA inspection in September 1997 indicated that while substantial progress had been made, not all corrective actions had been completed. Electro is continuing in its efforts to complete such actions and it is Electro's intention to inform the FDA in early 1999 that it has completed such actions and is ready for reinspection. There can be no assurance, however, that Electro will be ready for such reinspection nor that it will pass any such reinspection when it occurs. While Electro is currently under no restrictions by the FDA regarding the manufacture or sale of its products, it is unable to determine precisely the short-term economic impact of instituting the required corrective actions and there can be no assurance that the FDA will not take further action, including seizure of products, injunction and/or civil penalties, if the necessary corrective actions are not completed on a timely basis. Until all corrective actions required under the FDA Warning Letter have been taken, the FDA will not consider new products for approval. However, Electro's insufficient financing for research and development efforts over the last few years have limited its ability to produce new products and, consequently, no FDA approvals are currently sought.

Year 2000 Issue. Many currently installed computer systems use a two-digit suffix to identify year references with an assumed prefix of "19". This limits those systems to recognizing dates between 1900 and 1999. As a result, in a little less than a year, computer systems and/or software used by many companies in a very wide variety of applications will experience operating difficulties unless they are modified or upgraded to adequately process information involving, related to or dependent upon the century change. If not corrected, systems and/or applications could fail or create erroneous results at or in connection with applications after December 31, 1999. Significant uncertainty exists concerning the scope and magnitude of problems associated with the century change.

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

Electro also faces risk to the extent that suppliers of products, services and systems purchased by it and others with whom Electro transacts business on a worldwide basis do not comply with Year 2000 requirements. Electro will initiate written communications with significant suppliers and customers to determine the extent to which it is vulnerable to these third parties' failure to remediate their own Year 2000 issues. In the event any such third parties cannot provide Electro with products, services or systems that meet the Year 2000 requirements on a timely basis, or in the event Year 2000 issues prevent such third parties from timely delivery of products or services required by Electro, its results of operations could be materially adversely affected. To the extent Year 2000 issues cause significant delays in, or cancellation of, decisions to purchase Electro's products or services, its business, results of operations and financial position could be materially adversely affected. Due to the general uncertainty, both internally and externally, inherent in the Year 2000 problem resulting, in part, from the uncertainty of its Year 2000 readiness of third parties, suppliers and customers, Electro is unable to accurately predict at this time whether the consequences of Year 2000 failures will have a material impact on Electro's results of operations, liquidity or financial condition.

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

               (b) Electro did not file any Current Reports on Form 8-K during the period reviewed by this Quarterly Report on Form 10-Q.


Signatures
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  ELECTRO-CATHETER CORPORATION

                                                   /s/Ervin Schoenblum
                                                   -------------------
Date  January 14, 1999                             Ervin Schoenblum
      ----------------                             Acting President and
                                                    Chief Operating Officer

                                                   /s/Joseph P. Macaluso
                                                   ---------------------
Date  January 14, 1999                             Joseph P. Macaluso
      ----------------                             Chief Financial Officer

                                INDEX TO EXHIBITS


27    -    Financial  data  schedule  which is submitted  electronically  to the
           Securities and Exchange Commission for information only and is not filed.