Form 10-Q
period 1999-02-28
ELECTRO CATHETER CORP
filed 1999-04-19
CIK 32120

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q

        X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR  15(d) OF THE
   -----------
                      SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended February 28, 1999

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

    As of April 12, 1999, the number of shares outstanding of the Registrant's common stock was 6,390,389 shares, $.10 par value.

                          ELECTRO-CATHETER CORPORATION

                                TABLE OF CONTENTS



PART I. FINANCIAL INFORMATION
                                                                  PAGE
Item 1.  Financial Statements (Unaudited):


         Condensed Comparative Balance Sheets
              February 28, 1999 and August 31, 1998                 1


         Condensed Comparative Statements of Operations -
              Three and Six Months Ended February 28, 1999
              and February 28, 1998                                 2


         Condensed Comparative Statements of Cash Flows -
              Six Months Ended February 28, 1999 and
              February 28, 1998                                     3

         Notes to Condensed Financial Statements                  4 - 7


Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations                        8 - 13

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                           14

Signatures                                                         14



PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements

                          ELECTRO-CATHETER CORPORATION
                      CONDENSED COMPARATIVE BALANCE SHEETS
                      February 28, 1999 and August 31, 1998
                                   (Unaudited)

                                                                         February 28,                              August 31,
                                                                                  1999                                  1998
                                                                         -------------                             ----------
                              ASSETS

Current assets:
    Cash and cash equivalents                                         $        70,520                             $   168,762
    Accounts receivable, net                                                  434,098                                 723,753
    Inventories                                                               971,326                               1,253,456
    Prepaid expenses and other current assets                                  58,507                                  68,538
                                                                             --------                             -----------
Total current assets                                                        1,534,451                               2,214,509

Property, plant and equipment, net                                            594,225                                 653,452
Deferred merger costs                                                               -                                 234,253
Other assets, net                                                             116,108                                  80,733
                                                                           ----------                             -----------
Total assets                                                                2,244,784                               3,182,947
                                                                            =========                               =========

          LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
   Current installments of capitalized lease obligations                       80,000                                  73,279
   Accounts payable - trade                                                   671,699                                 774,200
   Accrued expenses                                                           398,241                                 341,646
   Accrued merger costs                                                       297,418                                 181,319
   Accrued interest due to The T Partnership,
      a related party                                                         428,887                                 293,764
   Accrued litigation expenses                                                205,134                                 265,134
                                                                            ---------                                ---------
Total current liabilities                                                   2,081,379                               1,929,342

Subordinated debentures and promissory notes due to
   The T Partnership, a related party                                       2,322,125                               2,247,125
Capitalized lease obligation, excluding
   current installments                                                       158,498                                 196,614
                                                                              -------                                 -------
Total liabilities                                                           4,562,002                               4,373,081
                                                                            ---------                               ---------


Stockholders' deficiency:
   Common stock                                                               639,039                                 639,039
   Additional paid-in capital                                              10,704,803                              10,704,803
   Accumulated deficit                                                    (13,661,060)                            (12,533,976)
                                                                           ----------                             -----------
Total stockholders' deficiency                                             (2,317,218)                             (1,190,134)

Total liabilities and stockholders'  deficiency                         $   2,244,784                           $   3,182,947
                                                                            =========                               =========

See accompanying notes to condensed financial statements.





                                                    ELECTRO-CATHETER CORPORATION
                                           CONDENSED COMPARATIVE STATEMENTS OF OPERATIONS
                                                             (Unaudited)


                                             Three Months Ended                                     Six Months Ended
                                  February 28,                  February 28,            February 28,               February 28,
                                         1999                          1998                    1999                        1998
                                 -------------                -------------           -------------              --------------
Net revenues including product
    sales, royalty revenue and
    licensing fees                 $ 900,975                   $ 1,314,696             $ 1,868,261                 $ 2,650,009
Cost of goods sold                   801,520                       852,213               1,503,501                   1,717,059
                                     -------                    ----------               ---------                   ---------

       Gross profit                   99,455                      462,483                  364,760                     932,950

Operating expenses:
    Selling, general and
      administrative                 365,927                      590,417                  727,996                   1,116,467
    Research and development         118,854                      134,472                  238,521                     297,490
                                     -------                      -------                  -------                     -------

       Operating loss               (385,326)                    (262,406)                (601,757)                   (481,007)

Other expenses:
     Interest expense                (84,212)                     (74,556)                (172,502)                   (147,412)
     Merger costs                   (352,825)                           -                 (352,825)                          -
                                    ---------                 -----------                ---------                ------------

       Net loss                    $(822,363)                  $ (336,962)             $(1,127,084)                $  (628,419)
                                     =======                     ========                =========                    ========

Basic and diluted net loss
    per common share                  $(0.13)                     $ (0.05)                 $ (0.18)                    $ (0.10)
                                      ======                     ========                  =======                     =======

Dividends per share                    None                         None                     None                         None

Weighted average shares
     outstanding                    6,390,389                   6,387,000                6,390,389                   6,385,548

See accompanying notes to condensed financial statements.



                                                    ELECTRO-CATHETER CORPORATION
                                           CONDENSED COMPARATIVE STATEMENTS OF CASH FLOWS
                                                             (Unaudited)
                                                                                        Six Months Ended
                                                                            February 28,                February 28,
                                                                                    1999                        1998
                                                                                    ----                        ----
Cash flows from operating activities:

    Net loss                                                                 $ (1,127,084)               $ (628,419)

Reconciliation of net loss to net cash used in operating activities:

       Depreciation                                                                59,227                    64,497
       Amortization                                                                 4,167                     4,167

       Changes in assets and liabilities:
             Decrease in accounts receivable, net                                 289,655                   133,957
             Decrease (increase) in inventories                                   282,130                  (215,044)
             Decrease in prepaid expenses and
                other current assets                                               10,031                   108,585
             Increase in other assets                                             (39,542)                     (728)
             Decrease in deferred merger costs                                    234,253                         -
             Increase in accounts payable and
                other accrued expenses                                            145,316                   156,668
                                                                                  -------                   -------

Net cash used in operating activities                                          $ (141,847)                 (376,317)
                                                                                  -------                   -------

Cash flows from investing activities:
    Cash purchases of property, plant and
       equipment                                                                        -                    (2,085)
                                                                                  -------                    ------

Cash flows from financing activities:
    Stock purchase plan                                                                 -                     2,161
    Proceeds from subordinated debentures and
       promissory notes due to The T Partnership,
       a related party                                                             75,000                   300,000
    Repayment of capitalized lease obligations                                    (31,395)                  (21,886)
                                                                                 --------                   -------

Net cash provided by financing activities                                          43,605                   280,275
                                                                                   ------                   -------

Net decrease in cash                                                              (98,242)                  (98,127)
Cash at beginning of period                                                       168,762                    98,127
                                                                                  -------                    ------

Cash at end of period                                                         $    70,520               $       -0-
                                                                                  =======                 =========

Interest paid                                                                 $    37,379               $   144,413
Property, plant and equipment acquired under
    capitalized lease obligations                                             $         -               $    49,150
See accompanying notes to condensed financial statements.


                          ELECTRO-CATHETER CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 1  Basis of Presentation
------  ---------------------

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of Electro-Catheter Corporation ("Electro") as of February 28, 1999, the results of operations for the three and six months ended February 28, 1999 and February 28, 1998 and statements of cash flows for the six months ended February 28, 1999 and February 28, 1998, but are not necessarily indicative of the results to be expected for the full year.

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

Note 2    Liquidity
------    ---------

The accompanying financial statements have been prepared on a going concern basis which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Electro incurred net losses of $1,077,317, $1,354,942 and $892,940 for the years ended August 31, 1998, 1997 and 1996, respectively, and a loss of $1,127,084 for the six months ended February 28, 1999. At February 28, 1999, Electro had an accumulated deficit of $13,661,060. The net losses incurred by Electro have consumed working capital and weakened its financial position. Electro's ability to continue in business is dependent upon its success in generating sufficient cash flow from operations or obtaining additional financing from external sources. Electro continues to re-evaluate its plans and adopt certain cost reduction measures. Electro continues to explore alternative financing from external sources. However, there can be no assurance that Electro will be able to generate the funding required to sustain operations. The accompanying Financial Statements do not include any adjustment that might result from the outcome of this uncertainty.

Note 3   Accounts Receivable
------   -------------------

Accounts receivable comprise the following:

                                                                  February 28,               August 31,
                                                                          1999                     1998
                                                                    ----------                --------
  Accounts receivable - trade                                    $   653,297                $   937,342
  Allowance for doubtful accounts                                   (219,199)                  (213,589)
                                                                    --------                   --------

                                                                 $   434,098                 $  723,753
                                                                    ========                    =======

Note 4    Inventories
------    -----------

Inventories consist of the following:                  February 28,                      August 31,
                                                               1999                             1998
                                                        -----------                      ----------

       Finished goods                                $      362,431                   $     398,503
       Work-in-process                                      403,862                         611,300
       Materials and supplies                               205,033                         243,653
                                                            -------                         -------

                                                     $      971,326                   $   1,253,456
                                                            =======                      ==========

Note 5 Subordinated Debentures and Promissory Notes
---------------------------------------------------

In February 1999, the Company borrowed an additional $75,000 from The T Partnership under a promissory note. The total indebtedness due to The T Partnership at February 28, 1999 was $2,322,125.

The rate of interest on the debt to The T Partnership is 12% per annum on any outstanding balance and is payable monthly. As of February 28, 1999, Electro owed The T Partnership $428,887 for monthly interest payments dating back to July 1997. Electro has sent the required interest payments to The T Partnership. The T Partnership has chosen not to tender such checks for payment. Therefore, Electro has considered the interest payments unpaid at February 28, 1999 and has reflected the amount as a liability in the accompanying balance sheet. Interest payments under this agreement continue to be required to be made monthly; however, The T Partnership has agreed that the failure to make such monthly payments will not constitute an event of default, as defined in the agreement, and has agreed not to request acceleration of payment for the prior interest payments or, further, for any interest payments through March 1, 2000. Monthly principal payments of $25,000 scheduled to begin on September 1, 1996 have, pursuant to several waivers, with the latest received in April 1999, been deferred to March 1, 2000. The loan is secured by Electro's property, building, accounts receivable, inventories and machinery and equipment. Electro is to prepay the outstanding balance in the event it is merged into or consolidated with another corporation or it sells all or substantially all of its assets, unless The T Partnership and Electro agree otherwise. Under the provisions of the agreement with The T Partnership, Electro is obligated to comply with certain covenants, to be tested on a monthly basis. Non-compliance by Electro shall allow The T Partnership to declare an Event of Default and accelerate repayment of indebtedness. As of February 28, 1999, Electro was not in compliance with certain covenants. However, in April 1999, The T Partnership agreed not to exercise its right to accelerate the repayment of indebtedness as a result of any non-compliance with the aforementioned covenants through March 1, 2000 and agreed to defer the principal and interest payments due through February 28, 1999 until March 1, 2000.

Note 6  Commitments and Contingencies
------  -----------------------------

FDA Warning Letter
------------------

Electro's products are classified as medical devices under the FDA Act and, as such, are subject to extensive regulatory compliance requirements. In February 1997, the FDA conducted an inspection and audit of Electro's facilities and practices, as a result of which the FDA issued a Warning Letter (the "FDA Warning Letter") regarding noncompliance by Electro with certain regulations regarding current good manufacturing practices ("cGMP") in the manufacture of its products. The areas of noncompliance include Electro's methods of investigation of device complaints, methods of validation of device sterilization, environmental monitoring procedures, methods of validation of extrusion processes which are used in the manufacture of certain of Electro's catheters and other quality assurance and recordkeeping requirements. Electro has communicated with the FDA its intentions to remedy the noncompliance, has established a plan to effectuate such remediation and has diligently worked to take the necessary corrective actions. Electro's actions have included the establishment of certain validation protocols, revisions of Electro's Quality System and Quality System Manual, the implementation of a program for environmental testing, the purchase of equipment for extrusion process validation and the institution of file and recordkeeping protocols. A subsequent FDA inspection in September 1997 indicated that while substantial progress had been made, not all corrective actions had been completed.

In January and February 1999, the FDA conducted another general inspection of Electro's facilities. As a result of the inspection, the FDA issued Form FDA 483 citing Inspectional Observations. Three of the observations were repeated from the FDA's February 1997 inspection. It was acknowledged by the FDA inspectors that Electro had made progress on all three of these observations, but had not yet completed them. A major reason for the delay in completing the corrective steps was that Electro had been involved in merger discussions with Cardiac Control Systems, Inc. ("CCS") since May 1997 with the understanding that certain functions that were being currently performed at Electro would be transferred to CCS's facility. The merger had been delayed and, as such, the corrective actions on these three observations had not been completed. Electro is now giving these three observations top priority. The other observations included validation, sterilization, environmental monitoring, complaint handling and documentation control issues. In February 1999, Electro submitted its corrective action plan to the FDA delineating the corrective actions formulated and that Electro intends to complete.

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

Termination of The Proposed Merger
----------------------------------

Electro entered into an Agreement and Plan of Reorganization dated as of January 20, 1998, with CCS to effect a merger of the two companies targeted toward the development and marketing of advanced specialty electrophysiology products.

Consummation of the merger was subject to a number of conditions, including the securing of a minimum of $4.0 million in financing in addition to any existing debt obligations of both Cardiac and Electro upon terms acceptable to their respective Boards of Directors. The stockholders of each of Electro and Cardiac approved the merger at the respective Special Meetings of such Stockholders held on November 16, 1998.

Despite the efforts of management of both companies, the financing condition has not been satisfied. On April 16, 1999, Electro terminated the merger with CCS. As such, all deferred merger costs have been expensed and are included in the accompanying statement of operations.

International  Sales
--------------------

Beginning in June 1998, international sales were adversely affected in Europe (approximately 21% and 17% of total revenues for the fiscal years 1996 and 1997, respectively) as Electro was not able to obtain the CE Mark on its products on a timely basis in order to continue to sell into this market. Several months ago, Electro and CCS submitted an application requesting CE Mark certification for CCS to sell Electro's steerable line of catheters, as manufacturer, with Electro acting as vendor to CCS in such regard. The CE Mark certification was granted on October 26, 1998, issued in the name of CCS. Since the merger has been terminated, Electro will attempt to pursue alternative means to obtain CE Mark certification. However, there can be no assurance that the CE Mark
certification   can   be   obtained.

Note 7    Reclassifications
------    -----------------

Certain reclassifications have been made to conform to  the  fiscal   year  1999
presentation.

Note 8  Earnings  Per Share
------  -------------------

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

Note 9 Comprehensive Income
---------------------------

On June 7, 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Electro adopted SFAS No. 130 for the quarter ended November 30, 1998. Comprehensive income for the three month periods ended February 28, 1999 and 1998 were the same as the net losses of $822,363 and $336,962, respectively. Comprehensive income for the six months ended February 28, 1999 and 1998 were the same as the net losses of $1,127,084 and $628,419, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS
------------------------------------------------------------
Results of Operations
---------------------
General. The following is management's discussion and analysis of certain significant factors which have affected the financial condition and results of operations of Electro-Catheter Corporation ("Electro") during the periods included in the accompanying financial statements.

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

Proposed Merger. Electro entered into an Agreement and Plan of Reorganization dated as of January 20, 1998, with Cardiac Control Systems ("CCS") to effect a merger of the two companies targeted toward the development and marketing of advanced specialty electrophysiology products.

Consummation of the merger was subject to a number of conditions, including the securing of a minimum of $4.0 million in financing in addition to any existing debt obligations of both Cardiac and Electro upon terms acceptable to their respective Boards of Directors. The stockholders of each of Electro and Cardiac approved the merger at the respective Special Meetings of such Stockholders held on November 16, 1998.

Despite the efforts of management of both companies, the financing condition has not been satisfied. On April 16, 1999, Electro terminated the merger with CCS. As such, all deferred merger costs have been expensed and are included in the accompanying statement of operations.

Overview. Electro's insufficient financing for research and development efforts over the last few years has limited its ability to produce new products and, consequently, has adversely affected product sales. Additionally, international sales were adversely affected in Europe as Electro was not able to obtain the CE Mark on its products on a timely basis, in order to continue to sell into this market. Domestic sales were also affected as sales representatives that left
Electro were not replaced as a result of the financial condition of Electro. This decline in sales was partially offset by certain cost reduction measures.

Electro's current cash flow problems has delayed payment to certain vendors, thereby delaying the purchase of certain key components. This has caused Electro to delay delivery of certain products to customers, thereby adding to the cash flow problems as Electro is not able to ship certain products for which it has orders and subsequently invoice its customers.

Revenues.   Net  revenues   declined  $413,721  (31.5%)  and  $781,748  (29.5%),
respectively, for the three and six months ended February 28, 1999 as compared to the same periods in the prior fiscal year. Product sales declined $358,330 (29.2%) and $631,648 (25.7%),respectively, for the three and six months ended February 28, 1999 as compared to the three and six months ended February 28, 1998. Sales to an OEM customer declined $86,740 and $137,925, respectively, for the same periods while other revenues increased $31,349 for the three months ended February 28, 1999 and decreased $12,175 for the six months ended February 28, 1999 as compared to the same periods last year.

Direct domestic sales decreased $248,123 (27.6%) and $386,541 (21.8%), respectively, for the three and six months ended February 28, 1999 as compared to the same periods in the prior year. The decline was primarily attributed to lower electrophysiology sales as Electro has not introduced any new products and also to Electro not having an approved electrophysiology ablation catheter. Sales of Electro's Pacewedge catheter also declined as a result of lower demand. A decline in demand for Electro's older products in pacing and monitoring, backorders, as well as the impact of not replacing sales representatives who have left Electro have also affected sales. International revenues decreased $110,207 (33.5%) and $245,107 (35.6%) respectively for the same periods. The decline in international revenues is attributed to Electro not obtaining the CE Mark on its products on a timely basis, in order to continue to sell into Europe and the lack of new products for the electrophysiology market that Electro has targeted. Certain of Electro's European distributors have terminated their relationship with Electro in order to represent competitors. Several months ago, Electro and CCS submitted applications requesting CE Mark certification for CCS to sell Electro's steerable line of catheters and Electro's multi- electrode non-balloon catheters, as manufacturer, with Electro acting as vendor to CCS in such regard. The CE Mark certifications were granted and issued in the name of CCS. Since the merger has been terminated, Electro will attempt to pursue alternative means to obtain CE Mark certification. However, there can be no assurance that the CE Mark certification can be obtained.

Gross Profit. Gross profit dollars decreased $363,028 (78.5%) and $568,190 (60.9%) for the three and six months ended February 28, 1999 as compared to the three and six months ended February 28, 1998. This decrease is primarily attributed to decreased production levels, for the most part related to the lower sales volume and the unavailability of certain components, as well as lower selling prices. The gross profit percentage for the three months ended February 28, 1999 was 11.0% as compared to 35.2% for the three months ended February 28, 1998. The gross profit percentage for the six months ended February 28, 1999 was 19.5% as compared to 35.2% for the six months ended February 28, 1998. The lower volume continues to negatively impact gross profit.

Selling, General and Administrative. Selling, general and administrative expenses decreased $224,490 (38.0%) and $388,471 (34.8%) for the three and six months ended February 28, 1999 as compared to the same periods in the last fiscal year. This decrease primarily reflects lower domestic and international selling expenses primarily attributed to the loss of field sales personnel that have not yet been replaced and cutbacks in international activities and lower legal expenses.

Research and Development. Research and development expenses decreased $15,618 (11.6%) and $58,969 (19.8%), respectively, for the three and six months ended February 28, 1999 as compared to the same periods in the prior year. This decrease reflects the lower level of R&D efforts. The decrease is primarily attributed to a decrease in personnel.

Merger Costs. Merger costs represent the write-off of expenses associated with the merger that has been terminated (see Note 6 to the Financial Statements).

Interest Expense. Interest expense increased as a result of the increased borrowings from The T Partnership and interest on capitalized lease obligations.

Liquidity and Capital Resources
-------------------------------

At February 28, 1999 Electro had negative working capital of $546,928 as compared to positive working capital of $285,167 at August 31, 1998. Net cash used in operating activities was $141,847 for the six months ended February 28, 1999 as compared to $376,317 used in operating activities for the same period in the prior fiscal year. This decrease in cash required for operations is primarily attributed to the decease in accounts receivable, inventories and deferred merger costs, an increase in accounts payable and accrued expenses. Electro was able to satisfy its cash requirements with cost saving measures, especially in the sales and marketing area where sales personnel have not been replaced, cash on hand, collection of accounts receivable, a reduction in inventories and extension of its accounts payable in addition to a loan from The T Partnership.

Electro's ability to continue with its plans is contingent upon its ability to obtain sufficient cash flow from operations or to obtain additional financing from external sources. Electro has had difficulty in paying its obligations and, as a result, has delayed payments to vendors and certain others providing services to Electro, such as attorneys. Electro continues to evaluate its plans and adopt certain cost- saving measures, where appropriate. Electro continues to explore alternative financing from external sources. However, there can be no assurance that Electro will be able to generate the funding required.

The rate of interest on the debt to The T Partnership is 12% per annum on any outstanding balance and is payable monthly. As of February 28, 1999, Electro owed The T Partnership $428,887 for monthly interest payments dating back to July 1997. Electro has sent the required interest payments to The T Partnership. The T Partnership has chosen not to tender such checks for payment. Therefore, Electro has considered the interest payments unpaid at February 28, 1999 and has reflected the amount as a liability in the accompanying balance sheet. Interest payments under this agreement continue to be required to be made monthly; however, The T Partnership has agreed that the failure to make such monthly payments will not constitute an event of default, as defined in the agreement, and has agreed not to request acceleration of payment for the prior interest payments or, further, for any interest payments through March 1, 2000. Monthly principal payments of $25,000 scheduled to begin on September 1, 1996 have, pursuant to several waivers, with the latest received in April 1999, been deferred to March 1, 2000. The loan is secured by Electro's property, building, accounts receivable, inventories and machinery and equipment. Electro is to prepay the outstanding balance in the event it is merged into or consolidated with another corporation or it sells all or substantially all of its assets, unless The T Partnership and Electro agree otherwise. Under the provisions of the agreement with The T Partnership, Electro is obligated to comply with certain covenants, to be tested on a monthly basis. Non-compliance by Electro shall allow The T Partnership to declare an Event of Default and accelerate repayment of indebtedness. As of February 28, 1999, Electro was not in compliance with certain covenants. However, in April 1999, The T Partnership agreed not to exercise its right to accelerate the repayment of indebtedness as a result of any non-compliance with the aforementioned covenants through

March 1, 2000 and agreed to defer the principal and interest payments due through February 28, 1999 until March 1, 2000.

Operating Trends and Uncertainties
----------------------------------

Sales. The ability of Electro to attain profitable operations is dependent upon expansion of sales volume, both domestically and internationally, and continued development of new and advanced products. Many countries in which Electro markets its products regulate the manufacture, marketing and use of medical devices. Electro intends to pursue product approval or registration procedures in countries where it is marketing its products. The international registration process and approval process is normally accomplished in coordination with its international distributors. In order for Electro to continue to sell its products in the nations of the EEC, it was required to obtain the CE Mark certification from the International Organization of Standardization ("ISO"). Since Electro has not yet obtained the CE Mark certification and is now unable to sell certain of its products in the nations of the EEC (which accounted for approximately 14%, 17% and 21% of total revenues for fiscal years 1998, 1997 and 1996, respectively), international sales have been adversely affected in Europe. Several months ago, Electro and Cardiac submitted an application requesting CE Mark certification for Cardiac to sell Electro's steerable line of catheters and its multi-electrode non-balloon catheters, as manufacturer, with Electro acting as vendor to Cardiac in such regard. The CE Mark certifications were granted. Since the merger has been terminated, Electro will attempt to pursue alternative means to obtain CE Mark certification. However, there can be no assurance that the CE Mark certification can be obtained.

FDA Warning Letter. Electro's products are classified as medical devices under the FDA Act and, as such, are subject to extensive regulatory compliance requirements. In February 1997, the FDA conducted an inspection and audit of Electro's facilities and practices, as a result of which the FDA issued a Warning Letter (the "FDA Warning Letter") regarding noncompliance by Electro with certain regulations regarding current good manufacturing practices ("cGMP") in the manufacture of its products. The areas of noncompliance include Electro's methods of investigation of device complaints, methods of validation of device sterilization, environmental monitoring procedures, methods of validation of extrusion processes which are used in the manufacture of certain of Electro's catheters and other quality assurance and recordkeeping requirements. Electro has communicated with the FDA its intentions to remedy the noncompliance, has established a plan to effectuate such remediation and has diligently worked to take the necessary corrective actions. Electro's actions have included the establishment of certain validation protocols, revisions of Electro's Quality System and Quality System Manual, the implementation of a program for environmental testing, the purchase of equipment for extrusion process validation and the institution of file and recordkeeping protocols. A subsequent FDA inspection in September 1997 indicated that while substantial progress had been made, not all corrective actions had been completed.

In January and February 1999, the FDA conducted another general inspection of Electro's facilities. As a result of the inspection, the FDA issued Form FDA 483 citing Inspectional Observations. Three of the observations were repeated from the FDA's February 1997 inspection. It was acknowledged by the FDA inspectors that Electro had made progress on all three of these observations, but had not yet completed them. A major reason for the delay in completing the corrective steps was that Electro had been involved in merger discussions with Cardiac Control Systems, Inc. ("CCS") since May 1997 with the understanding that certain functions that were being currently performed at Electro would be transferred to CCS's facility. The merger had been delayed and, as such, the corrective actions on these three observations had not been completed. Electro is now giving these three observations top priority. The other observations included validation, sterilization, environmental monitoring, complaint handling and documentation control issues. In February 1999, Electro submitted its corrective action plan to the FDA delineating the corrective actions formulated and that Electro intends to complete.

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

Year 2000 Issue. Many currently installed computer systems use a two-digit suffix to identify year references with an assumed prefix of "19". This limits those systems to recognizing dates between 1900 and 1999. As a result, in less than a year, computer systems and/or software used by many companies in a very wide variety of applications will experience operating difficulties unless they are modified or upgraded to adequately process information involving, related to or dependent upon the century change. If not corrected, systems and/or applications could fail or create erroneous results at or in connection with applications after December 31, 1999. Significant uncertainty exists concerning the scope and magnitude of problems associated with the century change.

Electro has established a project team to address Year 2000 risks. Electro is currently assessing the impact of Year 2000 on its computer systems and financial applications although a plan has not been implemented. Electro is also assessing the potential overall impact of the impending century change on its business, results of operations and financial position.

Electro has reviewed its information and operational systems and manufacturing processes in order to identify those products, services or systems that are not Year 2000 compliant. As a result of its initial assessment, Electro has determined that it will be required to modify or replace certain information and operational systems so they will be Year 2000 compliant. These modifications and replacements are being, and will continue to be, made in conjunction with Electro's overall systems initiatives. The total cost of these Year 2000 compliance activities is not anticipated to be material to Electro's financial position or its results of operations. Electro expects to complete its Year 2000 project during the fourth quarter of calendar 1999. Based on available information, Electro does not believe any material exposure to significant business interruption exist as a result of Year 2000 compliance issues. Accordingly, Electro has not adopted any formal contingency plan in the event its Year 2000 project is not completed in a timely manner. The costs and the timing in which Electro plans to complete its Year 2000 modification and testing processes are based on management's best estimates. However, there can be no assurance that Electro will timely identify and remediate all significant Year 2000 problems, that remedial efforts will not involve significant time and expense, or that such problems will not have a material adverse effect on Electro's business, results of operations or financial position.

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

                                                ELECTRO-CATHETER CORPORATION
                                                /s/Ervin Schoenblum
                                                -------------------
Date April 19, 1999                             Ervin Schoenblum
                                                Acting President and
                                                 Chief Operating Officer

                                                /s/Joseph P. Macaluso
                                                ---------------------
Date April 19, 1999                             Joseph P. Macaluso
                                                Chief Financial Officer

INDEX TO EXHIBITS
-----------------


27     -   Financial  data  schedule  which  is  submitted electronically to the
           Securities and Exchange Commission for information only and is not filed.