Form 10-Q
period 1999-05-31
ELECTRO CATHETER CORP
filed 1999-08-04
CIK 32120

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q

        X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended May 31, 1999

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

     As of July 26, 1999, the number of shares outstanding of the Registrant's common stock was 6,390,389 shares, $.10 par value.

                          ELECTRO-CATHETER CORPORATION

                     DEBTOR-IN-POSSESSION AS OF MAY 14, 1999

                                TABLE OF CONTENTS



PART I. FINANCIAL INFORMATION
                                                                      PAGE
Item 1.  Financial Statements (Unaudited):


         Condensed Comparative Balance Sheets
              May 31, 1999 and August 31, 1998                       1 - 2


         Condensed Comparative Statements of Operations -
              Three and Nine Months Ended May 31, 1999
              and May 31, 1998                                         3


         Condensed Comparative Statements of Cash Flows -
              Nine Months Ended May 31, 1999 and
              May 31, 1998                                             4

         Notes to Condensed Financial Statements                     5 - 9


Item 2. Management's Discussion and Analysis of  Financial Condition
                and Results of Operations                            9 - 12

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                              12

Signatures                                                            12

Index to Exhibits                                                     13

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements

                                                  ELECTRO-CATHETER CORPORATION
                                               DEBTOR-IN-POSSESSION AS OF MAY 14, 1999
                                                CONDENSED COMPARATIVE BALANCE SHEETS
                                                  May 31, 1999 and August 31, 1998
                                                             (Unaudited)

                                                                             May 31,                               August 31,
                                                                               1999                                     1998
                              ASSETS
Current assets:
    Cash and cash equivalents                                         $       178,531                             $   168,762
    Accounts receivable, less allowance for
      doubtful accounts                                                       427,698                                 723,753
    Inventories                                                               755,012                               1,253,456
    Prepaid expenses and other current assets                                  34,716                                  68,538
                                                                               ------                                  ------
Total current assets                                                        1,395,957                               2,214,509

Property, plant and equipment, net                                            566,112                                 653,452
Deferred merger costs                                                               -                                 234,253
Other assets, net                                                             112,568                                  80,733
                                                                              -------                                  ------
Total assets                                                                2,074,637                               3,182,947

          LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Post-petition liabilities:
   Accounts payable - trade                                                     5,542                                 774,200
   Accrued merger costs                                                             -                                 181,319
   Accrued interest due to The T Partnership,
      a related party                                                          13,502                                 293,764
   Accrued litigation expenses                                                      -                                 265,134
   Accrued expenses                                                            31,076                                 341,646
   Current installments of capitalized lease obligations                            -                                  73,279
                                                                               ------                                  ------
Total post-petition liabilities                                                50,120                               1,929,342

Pre-petition liabilities:
   Accounts payable - trade                                                   755,639                                       -
   Accrued merger costs                                                       308,140                                       -
   Accrued interest due to The T Partnership,
     a related party                                                          486,183                                       -
   Accrued litigation expenses                                                175,134                                       -
   Accrued expenses                                                           381,509                                       -
   Subordinated debentures and promissory notes due to
     The T Partnership, a related party                                     2,458,125                                       -
   Capitalized lease obligations, excluding current
     installments                                                             220,742                                       -
                                                                              -------                                 -------

Total pre-petition liabilities                                              4,785,472                                       -



                                                    ELECTRO-CATHETER CORPORATION
                                               DEBTOR-IN-POSSESSION AS OF MAY 14, 1999
                                                CONDENSED COMPARATIVE BALANCE SHEETS
                                                             (Continued)

                                                                             May 31,                               August 31,
                                                                                1999                                     1998

Subordinated debentures and promissory notes due to
   The T Partnership, a related party                                               -                              2,247,125
Capitalized lease obligation, excluding
   current installments                                                             -                                196,614
                                                                           ----------                               -------
Total liabilities                                                           4,835,592                              4,373,081

Stockholders' deficiency:
   Common stock, $.10 par value. Authorized
     20,000,000 shares                                                        639,039                                639,039
   Additional paid-in capital                                              10,704,803                             10,704,803
   Accumulated deficit                                                    (14,104,797)                           (12,533,976)
                                                                          -----------                            -----------

Total stockholders' deficiency                                             (2,760,955)                            (1,190,134)
                                                                           ----------                             ----------

Total liabilities and stockholders'  deficiency                         $   2,074,637                          $   3,182,947

See accompanying notes to condensed financial statements.


                                                                 2


                                                    ELECTRO-CATHETER CORPORATION
                                              DEBTOR-IN-POSSESSION AS OF MAY 14, 1999
                                           CONDENSED COMPARATIVE STATEMENTS OF OPERATIONS
                                                             (Unaudited)


                                                               Three Months Ended                            Nine Months Ended
                                                                    May 31,                                      May 31,
                                                         1999                    1998                 1999                   1998

Net revenues                                      $    872,604              $  1,502,537       $   2,740,865           $  4,152,546

Cost of goods sold                                     783,806                 1,119,482           2,287,307              2,836,541
                                                       -------                 ---------           ---------              ---------

           Gross  profit                                88,798                   383,055             453,558              1,316,005

Operating expenses:
    Selling, general and administrative                314,922                   409,404           1,042,918              1,525,871
    Research and development                           111,858                   118,734             350,379                416,224
                                                       -------                   -------             -------                -------

Operating loss                                        (337,982)                 (145,083)           (939,739)              (626,090)


Other expenses:
    Interest expense                                   (89,433)                  (77,607)           (261,935)              (225,019)
    Merger costs                                       (16,322)                        -            (369,147)                     -
                                                       -------                   --------           --------               --------

        Net loss                                  $   (443,737)             $   (222,690)      $  (1,570,821)          $   (851,109)
                                                       ========                ==========         ===========              =========


Basic and diluted loss per share                      $  (0.07)                  $ (0.03)            $ (0.25)               $ (0.13)
                                                         ======                   =======             =======                =======

Dividends per share                                       None                      None              None                   None

Weighted average shares outstanding                  6,390,389                  6,390,389           6,390,389              6,387,000


See accompanying notes to condensed financial statements.



                                                      ELECTRO-CATHETER CORPORATION
                                                 DEBTOR-IN-POSSESSION AS OF MAY 14, 1999
                                             CONDENSED COMPARATIVE STATEMENTS OF CASH FLOWS
                                                               (Unaudited)
                                                                                             Nine Months Ended
                                                                                                     May 31,
                                                                                          1999                        1998
Increase (decrease) in cash:
Cash flows from operating activities:
    Net loss                                                                       $    (1,570,821)             $    (851,109)
    Adjustments:
       Depreciation                                                                         87,340                     95,746
       Amortization of deferred charges                                                      6,250                      6,250

    Changes in assets and liabilities:
       Decrease in accounts receivable, net                                                296,055                    229,726
       Decrease (increase) in inventories                                                  498,444                    (90,719)
       Decrease in prepaid expenses and
           other current assets                                                             27,572                    103,896
       Increase in other assets                                                            (31,835)                  (185,213)
       Decrease in deferred merger costs                                                   234,253                          -
       Increase in accounts payable and accrued expenses                                   300,662                    230,467
                                                                                           -------                    -------

Net cash used in operating activities                                                     (152,080)                  (460,956)


Cash flows from investing activities:
    Cash purchases of property, plant and equipment                                              -                     (2,085)
                                                                                            ------                     ------

Net cash used in investing activities                                                            -                     (2,085)

Cash flows from financing activities:
    Proceeds from Stock Purchase Plan                                                            -                      2,161
    Proceeds from loan from The T Partnership,
       a related party                                                                     211,000                    400,000
    Reductions of debt and capitalized lease
       obligations                                                                         (49,151)                   (37,247)
                                                                                           -------                    -------

    Net cash provided by financing activities                                              161,849                    364,914

Net decrease (increase) in cash                                                              9,769                    (98,127)
Cash at beginning of period                                                                168,762                     98,127
                                                                                           -------                     ------

Cash at end of period                                                                 $    178,531                    $  -0-

Interest paid                                                                         $     37,379                $   221,420

Property, plant and equipment acquired under
    capitalized lease obligations                                                     $          -                $    49,150


See accompanying notes to condensed financial statements.


                          ELECTRO-CATHETER CORPORATION
                     DEBTOR-IN-POSSESSION AS OF MAY 14, 1999

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1   Basis of Presentation
------   ---------------------

The accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of Electro-Catheter Corporation (the "Company") as of May 31, 1999, the results of operations for the three and nine months ended May 31, 1999 and May 31, 1998 and statements of cash flows for the nine months ended May 31, 1999 and May 31, 1998, but are not necessarily indicative of results to be expected for the full year.

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

The unaudited condensed financial statements have been prepared using accounting principles applicable to a going concern, which assumes continuity of operations, realization of assets and settlement of liabilities in the normal course of business. The appropriateness of using the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization by the Company, the ability to achieve profitable operations, and the ability to generate sufficient cash flow from operations to meet its obligations.

The accompanying unaudited condensed financial statements as of May 31, 1999 segregates liabilities into pre- bankruptcy petition and post-petition. A plan of reorganization could materially change the amounts currently recorded in the financial statements. The statements that might result from the outcome of this uncertainty may be materially different from those presented herein.

Note 2   Bankruptcy
------   ----------

On May 14, 1999, as a result of the continued deterioration in the Company's results of operations reflecting, among other factors, the lack of sufficient financing, the continuing decline in demand for the Company's products and the inability of the Company to achieve profitable operations, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. While the Company has suspended manufacturing operations, the Company is in possession of its properties and assets and continues to operate as a debtor-in-possession. As a debtor-in-possession, the Company is authorized to operate its business, but may not engage in transactions outside of the normal course of business without approval of the Bankruptcy Court. The Company is currently in the process of seeking a corporate partner and/or private investment to reactivate its manufacturing operations.

Pursuant to the provisions of the Bankruptcy Code, as of the petition date, actions to collect pre-petition indebtedness by the Company are stayed and other pre-petition contractual obligations may not be enforced against the Company. In addition, as a debtor-in-possession, the Company has the right, subject to the Bankruptcy Court's approval and certain other conditions, to assume or reject any pre-petition unexpired leases. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. The Company cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting leases, and no provisions have been made for these items.

Schedules have been filed by the Company with the Bankruptcy Court setting forth the assets and liabilities of the debtor-in-possession as of the filing date as reflected in the accounting records. Differences between amounts reflected in such schedules and claims filed by creditors will be investigated and resolved or adjudicated before the Bankruptcy Court. The ultimate amount and settlement terms for such liabilities are subject to a plan of reorganization and, accordingly, are not presently determinable.

The Company intends to present a plan of reorganization to the Bankruptcy Court to reorganize the Company's business and to restructure the Company's obligations. Under the provisions of the Bankruptcy Code, the Company has the exclusive right to file such a plan at any time during the 120-day period following May 14, 1999. The Company has not yet finalized its plan. Upon completion and confirmation of the plan, the Company, if necessary, will adopt fresh-start accounting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). The accompanying financial statements do not include any adjustments that may result from the adoption of SOP 90-7, or in the event that a plan is not confirmed.

Note 3   Accounts Receivable
------   -------------------

Accounts receivable comprise the following:

                                                           May 31,                       August 31,
                                                              1999                             1998

       Accounts receivable - trade                       $   646,897                      $   937,342
       Allowance for doubtful accounts                      (219,199)                        (213,589)
                                                            --------                         --------

                                                         $   427,698                      $   723,753


Note 4 Subordinated Debentures and Promissory Notes
---------------------------------------------------

In February 1999, the Company borrowed an additional $75,000 from The T Partnership under a promissory note. In May 1999, the Company borrowed an additional $136,000 from The T Partnership under two promissory notes. The total indebtedness due to The T Partnership at May 31, 1999 was $2,458,125.

The rate of interest on the debt to The T Partnership is 12% per annum on any outstanding balance and is payable monthly. As of May 31,1999, Electro-Catheter Corporation owed The T Partnership $499,685 for monthly interest payments dating back to July 1997. The Company has sent the required interest payments to The T Partnership. The T Partnership has chosen not to tender such checks for payment. Therefore, the Company has considered the interest payments unpaid at May 31, 1999 and has reflected the amount as a liability in the accompanying balance sheet. Interest payments under this agreement continue to be required to be made monthly; however, The T Partnership has agreed that the failure to make such monthly payments will not constitute an event of default, as defined in the agreement, and has agreed not to request acceleration of payment for the prior interest payments or, further, for any interest payments through March 1, 2000. Monthly principal payments of $25,000 scheduled to begin on September 1, 1996 have, pursuant to several waivers, with the latest received in April 1999, been deferred to March 1, 2000. The loan is secured by the Company's property, building, accounts receivable, inventories, machinery and equipment and general intangibles. The Company is to prepay the outstanding balance in the event it is merged into or consolidated with another corporation or it sells all or substantially all of its assets, unless The T Partnership and the Company agree otherwise. Under the provisions of the agreement with The T Partnership, the Company is obligated to comply with certain covenants, to be tested on a monthly basis. Non-compliance by the Company shall allow The T Partnership to declare an Event of Default and accelerate repayment of indebtedness. As of May 31, 1999, the Company was not in compliance with certain covenants. However, pursuant to the provisions of the Bankruptcy Code, the payment or acceleration of these liabilities has been stayed.

Note 5  Commitments and Contingencies
------  -----------------------------

FDA Warning Letter
------------------

Electro-Catheter Corporation's products are classified as medical devices under the FDA Act and, as such, are subject to extensive regulatory compliance requirements. In February 1997, the FDA conducted an inspection and audit of The Company's facilities and practices, as a result of which the FDA issued a Warning Letter (the "FDA Warning Letter") regarding noncompliance by the Company with certain regulations regarding current good manufacturing practices ("cGMP") in the manufacture of its products. The areas of noncompliance include the Company's methods of investigation of device complaints, methods of validation of device sterilization, environmental monitoring procedures, methods of validation of extrusion processes which are used in the manufacture of certain of the Company's catheters and other quality assurance and recordkeeping requirements. The Company has communicated with the FDA its intentions to remedy the noncompliance, has established a plan to effectuate such remediation and has diligently worked to take the necessary corrective actions. The Company's actions have included the establishment of certain validation protocols, revisions of the Company's Quality System and Quality System Manual, the implementation of a program for environmental testing, the purchase of equipment for extrusion process validation and the institution of file and recordkeeping protocols. A subsequent FDA inspection in September 1997 indicated that while substantial progress had been made, not all corrective actions had been completed.

In January and February 1999, the FDA conducted another general inspection of Electro-Catheter Corporation's facilities. As a result of the inspection, the FDA issued Form FDA 483 citing Inspectional Observations. Three of the observations were repeated from the FDA's February 1997 inspection. It was acknowledged by the FDA inspectors that the Company had made progress on all three of these observations, but had not yet completed them. A major reason for the delay in completing the corrective steps was that the Company had been involved in merger discussions with Cardiac Control Systems, Inc. ("CCS") since May 1997 with the understanding that certain functions that were being currently performed at the Company would be transferred to CCS's facility. The merger had been delayed and, as such, the corrective actions on these three observations had not been completed. The Company is now giving these three observations top priority. The other observations included validation, sterilization, environmental monitoring, complaint handling and documentation control issues. In February 1999, the Company submitted its corrective action plan to the FDA delineating the corrective actions formulated and that the Company intends to complete.

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

The Company has informed the FDA of its Chapter 11 filing. The FDA indicated that as a result of the filing, the Company's corrective action plan would be stayed at present.

Termination of The Proposed Merger
----------------------------------

The Company entered into an Agreement and Plan of Reorganization dated as of January 20, 1998, with CCS to effect a merger of the two companies targeted toward the development and marketing of advanced specialty electrophysiology products.

Consummation of the merger was subject to a number of conditions, including the securing of a minimum of $4.0 million in financing in addition to any existing debt obligations of both CCS and the Company upon terms acceptable to their respective Boards of Directors. The stockholders of each of the Company and CCS approved the merger at the respective Special Meetings of such Stockholders held on November 16, 1998.

Despite the efforts of management of both companies, the financing condition had not been satisfied. On April 16, 1999, the Company terminated the merger with CCS. As such, all deferred merger costs have been expensed and are included in the accompanying statement of operations.

International Sales
-------------------

Beginning in June 1998, international sales were adversely affected in Europe (approximately 21% and 17% of total revenues for the fiscal years 1996 and 1997, respectively) as the Company was not able to obtain the CE Mark on its products on a timely basis in order to continue to sell into this market. Several months ago, the Company and CCS submitted an application requesting CE Mark certification for CCS to sell the Company's steerable line of catheters, as manufacturer, with the Company acting as vendor to CCS in such regard. The CE Mark certification was granted on October 26, 1998, issued in the name of CCS. Since the merger has been terminated, the Company will attempt to pursue alternative means to obtain CE Mark certification. However, there can be no assurance that the CE Mark certification can be obtained. As a result of the Company being in Chapter 11, efforts to obtain the CE Mark certification have been halted.

Note 6 Reclassifications
------------------------

Certain reclassifications have been made to conform to the fiscal year 1999 presentation.

Note 7 Loss Per Share
---------------------

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

Note 8 Comprehensive Income
---------------------------

On June 7, 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company adopted SFAS No. 130 for the quarter ended November 30, 1998. Adoption of SFAS No. 130 did not have any material impact on the Company's financial statements.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-----------------------------------------------------------
          AND RESULTS OF OPERATIONS
          -------------------------
Results of Operations
---------------------

General. The following is management's discussion and analysis of certain factors which have affected the financial condition and results of operations of Electro-Catheter Corporation ("the "Company") during the periods included in the accompanying financial statements.

Statements contained in and preceding management's discussion and analysis include various forward-looking information that is based on data currently available to management and management's beliefs and assumptions. When used in this report, the words "anticipates", "estimates", "believes", "plans", and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are subject to risks and uncertainties, and the Company's actual results may vary materially from those anticipated, estimated or projected due to a number of factors, including, without limitation, the ability to access funds necessary to fund the Company's operations, the confirmation and consummation of the Company's plan of reorganization under Chapter 11 of the Bankruptcy Code, the ability to find a partner and/or a private investment in order to reactivate its manufacturing operations, adverse economic conditions, and other factors set forth in reports and other documents filed by the Company with the Securities and Exchange Commission from time to time.

Termination of the Proposed Merger. The Company entered into an Agreement and Plan of Reorganization dated as of January 20, 1998, with Cardiac Control Systems ("CCS") to effect a merger of the two companies targeted toward the development and marketing of advanced specialty electrophysiology products.

Consummation of the merger was subject to a number of conditions, including the securing of a minimum of $4.0 million in financing in addition to any existing debt obligations of both CCS and the Company upon terms acceptable to their respective Boards of Directors. The stockholders of each of the Company and CCS approved the merger at the respective Special Meetings of such Stockholders held on November 16, 1998.

Despite the efforts of management of both companies, the financing condition had not been satisfied. On April 16, 1999, the Company terminated the merger with CCS. As such, all deferred merger costs have been expensed and are included in the accompanying statement of operations.

Overview. The Company's insufficient financing for research and development efforts over the last few years has limited its ability to produce new products and, consequently, has adversely affected product sales. Additionally, international sales were adversely affected in Europe as the Company was not able to obtain the CE Mark on its products on a timely basis in order to continue to sell into this market. Domestic sales were also affected as sales representatives that left the Company were not replaced as a result of the financial condition of the Company. This decline in sales was partially offset by certain cost reduction measures. Operations were additionally impacted by the Company's decision on May 14, 1999 to seek protection pursuant to the provisions of Chapter 11 of the Federal Bankruptcy Code. On May 13, 1999, the Company suspended production until further notice. The Company continues to ship product from inventory while it seeks additional financing or a corporate partner.

The Company's stockholders' deficiency, continued losses and lack of financing create serious risk of loss for the holders of the Company's debt and equity securities. No assurances can be given that the Company will be successful in its attempts to find a partner or obtain adequate financing in order to reactivate its manufacturing operations or, that as a result of such efforts, the value of the Company's debt and equity securities will not be materially impaired.

Revenues.  Net  revenues  declined  $629,933  (41.9%)  and  $1,411,681  (34.0%), respectively, for the three and nine months ended May 31, 1999 as compared to the same periods in the prior fiscal year.

The decline in sales was primarily attributed to lower electrophysiology sales as the Company has not introduced any new products and also as a result of the Company not having an approved electrophysiology ablation catheter to allow it to compete in the domestic market. Sales of the Company's Pacewedge catheter also declined as a result of lower demand. A decline in demand for the Company's older products in pacing and monitoring, backorders, as well as the impact of not replacing sales representatives who have left the Company have also affected sales. International revenues were also impacted by the Company not obtaining the CE Mark on its products on a timely basis.

Unless the Company is able to reactivate its manufacturing operations, sales will be very adversely affected. Without manufacturing, the Company will not be able to satisfy its current backorders nor future orders unless such product is in inventory.

Gross Profit. Gross profit dollars decreased $294,257 (76.8%) and $862,447 (65.5%) for the three and nine months ended May 31, 1999 as compared to the three and nine months ended May 31, 1998. This decrease is primarily attributed to decreased production levels related to the lower sales volume and the unavailability of certain components and lower selling prices. The suspension of operations negatively impacts gross profit.

Selling, General and Administrative. Selling, general and administrative expenses decreased $94,482 (23.1%) and $482.953 (31.7%) for the three and nine months ended May 31, 1999 as compared to the same periods in the last fiscal year. This decrease primarily reflects lower domestic and international selling expenses primarily attributed to the of the loss of field sales personnel that have not been replaced and cutbacks in international activities and lower legal expenses.

Research and Development. Research and development expenses decreased $6,876 (5.8%) and $65,845 (15.8%), respectively, for the three and nine months ended May 31, 1999 as compared to the same periods in the prior year. This decrease reflects the lower level of R&D efforts. The decrease is primarily attributed to a decrease in personnel.

Merger Costs. Merger costs represent the write-off of expenses associated with the merger that was terminated.

Other Expense. Interest expense increased as a result of the increased borrowings from The T Partnership.

Liquidity and Capital Resources
-------------------------------

During the nine months ended May 31, 1999 operating activities used $152,080 in cash as compared to $460,956 for the nine months ended May 31, 1998, which primarily reflects decreases in accounts receivable and inventories and an increase in accounts payable and accrued expenses.

The Company's ability to continue with its plans is contingent upon its ability to obtain sufficient cash flow from operations or to obtain additional financing from external sources. The Company has had difficulty in paying its obligations and, as a result, has delayed payments to vendors and certain others providing services to the Company, such as attorneys. The Company continues to evaluate its plans and adopt certain cost-saving measures, where appropriate.

On May 14, 1999, as a result of the continued deterioration in the Company's results of operations reflecting, among other factors, the lack of sufficient financing, the continuing decline in demand for the Company's products and the inability of the Company to achieve profitable operations, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. While the Company has suspended manufacturing operations, the Company is in possession of its properties and assets and continues to operate as a debtor-in-possession. As a debtor-in-possession, the Company is authorized to operate its business, but may not engage in transactions outside of the normal course of business without approval of the Bankruptcy Court. The Company is currently in the process of seeking a corporate partner and/or private investment to reactivate its manufacturing operations.

Pursuant to the provisions of the Bankruptcy Code, as of the petition date, actions to collect pre-petition indebtedness from the Company are stayed and other pre-petition contractual obligations may not be enforced against the Company. In addition, as a debtor-in-possession, the Company has the right, subject to the Bankruptcy Court's approval and certain other conditions, to assume or reject any pre-petition unexpired leases. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. The Company cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting leases, and no provisions have been made for these items.

Schedules have been filed by the Company with the Bankruptcy Court setting forth the assets and liabilities of the debtor-in-possession as of the filing date as reflected in the accounting records. Differences between amounts reflected in such schedules and claims filed by creditors will be investigated and resolved or adjudicated before the Bankruptcy Court. The ultimate amount and settlement terms for such liabilities are subject to a plan of reorganization and, accordingly, are not presently determinable.

The rate of interest on the debt to The T Partnership is 12% per annum on any outstanding balance and is payable monthly. As of May 31,1999, Electro-Catheter Corporation owed The T Partnership $499,685 for monthly interest payments dating back to July 1997. The Company has sent the required interest payments to The T Partnership. The T Partnership has chosen not to tender such checks for payment. Therefore, the Company has considered the interest payments unpaid at May 31, 1999 and has reflected the amount as a liability in the accompanying balance sheet. Interest payments under this agreement continue to be required to be made monthly; however, The T Partnership has agreed that the failure to make such monthly payments will not constitute an event of default, as defined in the agreement, and has agreed not to request acceleration of payment for the prior interest payments or, further, for any interest payments through March 1, 2000. Monthly principal payments of $25,000 scheduled to begin on September 1, 1996 have, pursuant to several waivers, with the latest received in April 1999, been deferred to March 1, 2000. The loan is secured by the Company's property, building, accounts receivable, inventories, machinery and equipment and general intangibles. The Company is to prepay the outstanding balance in the event it is merged into or consolidated with another corporation or it sells all or substantially all of its assets, unless The T Partnership and the Company agree otherwise. Under the provisions of the agreement with The T Partnership, the Company is obligated to comply with certain covenants, to be tested on a monthly basis. Non-compliance by the Company shall allow The T Partnership to declare an Event of Default and accelerate repayment of indebtedness. As of May 31, 1999, the Company was not in compliance with certain covenants. However, pursuant to the provisions of the Bankruptcy Code, the payment or acceleration of these liabilities has been stayed.

Inflation did not have a material impact on the results of the Company's operations for the nine months ended May 31, 1999.

Part II. Other Information
--------------------------

Item 6.  Exhibits and Reports on Form 8-K

                (a) The exhibits filed or incorporated by reference as part of this Quarterly Report on Form 10-Q are listed in the attached Index of Exhibits.

                (b) The Company filed a Current Report on Form 8-K dated June 1, 1999, which reported under "Item 3. Bankruptcy or Receivership that the Company has sought protection pursuant to the provisions of Chapter 11 of the Federal Bankruptcy Code.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 ELECTRO-CATHETER CORPORATION

                                                 /s/Ervin Schoenblum
                                                 ---------------------
Date August 5, 1999                              Ervin Schoenblum
------------------                               Acting President and
                                                 Chief Operating Officer

                                                 /s/Joseph P. Macaluso
                                                 ---------------------
Date August 5, 1999                              Joseph P. Macaluso
-------------------                              Chief Financial Officer

INDEX TO EXHIBITS


27     -  Financial  data  schedule  which is  submitted  electronically  to the
          Securities and Exchange Commission for information only and is not filed.